Form 10-Q
period 2021-09-30
ACCRETION ACQUISITION CORP.
filed 2021-12-06
CIK 1855555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission file number 001-40940

ACCRETION ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2332228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 Saint Paul, Suite 502 Denver, Colorado	80206
(Address of principal executive offices)	(Zip Code)

(720) 328-5070
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one share of common stock, one right entitling the holder to receive one-tenth of one share of common stock upon the consummation of an initial business combination, and one-half of one redeemable warrant

	ENERU	The Nasdaq Stock Market LLC

Common Stock, par value $0.001 per share	ENER	The Nasdaq Stock Market LLC

Rights, each right entitling the holder to receive one-tenth of one share of common stock upon the consummation of an initial business combination	ENERR	The Nasdaq Stock Market LLC

Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	ENERW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒*

* The registrant became subject to such requirements on October 20, 2021, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of December 6, 2021, 25,995,000 shares of common stock of Accretion Acquisition Corp. were outstanding.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2021 (unaudited)	1
Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 26, 2021 (inception) through September 30, 2021 (unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity for the period from February 26, 2021 (inception) through September 30, 2021 (unaudited)	3
Condensed Statement of Cash Flows for the period from February 26, 2021 (inception) through September 30, 2021 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACCRETION ACQUISITION CORP.

CONDENSED BALANCE SHEET

September 30, 2021

(Unaudited)

Assets
Cash	$71,289
Subscription receivable	100
Total Current Assets	71,389
Deferred offering costs associated with initial public offering	380,863
Total Assets	$452,252

Liabilities and Stockholders' Equity
Current Liabilities

Promissory note - related party	$150,000
Accrued expenses	278,031
Total Current Liabilities	428,031

Commitments and Contingencies
Stockholders' Equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,295,000 shares issued and outstanding(1)(2)(3)	5,295
Additional paid-in capital	1,720,285
Accumulated deficit	(1,701,359)
Total Stockholders' Equity	24,221
Total Liabilities and Stockholders' Equity	$452,252
(1)	This number includes up to 675,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters fully exercised the over-allotment option on October 27, 2021. As a result, these 675,000 Founder Shares are no longer subject to forfeiture (see Note 7).
(2)	Includes 120,000 EBC Founder Shares.
(3)	On October 20, 2021, the Company effected a dividend of 882,500 shares of common stock, which resulted in an aggregate of 5,295,000 shares of common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the period from
		February 26, 2021
	For the Three Months Ended	(inception) through
	September 30, 2021	September 30, 2021
Formation costs	$—	$1,359
Stock-based compensation	1,700,000	1,700,000
Net loss	$(1,700,000)	$(1,701,359)

Weighted average shares of common stock outstanding, basic and diluted(1)(2)(3)	4,620,000	4,594,884
Basic and diluted net loss per share of common stock	$(0.37)	$(0.37)
(1)	This number excludes up to 675,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters fully exercised the over-allotment option on October 27, 2021. As a result, these 675,000 Founder Shares are no longer subject to forfeiture (see Note 7).
(2)	Includes 120,000 EBC Founder Shares.
(3)	On October 20, 2021, the Company effected a dividend of 882,500 shares of common stock, which resulted in an aggregate of 5,295,000 shares of common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from February 26, 2021 (inception) through September 30, 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — February 26, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor(1)(2)	5,175,000	5,175	19,825	—	25,000
Net loss	—	—	—	(1,359)	(1,359)
Balance — April 8, 2021 (audited)	5,175,000	5,175	19,825	(1,359)	23,641
Issuance of EBC Founder Shares	120,000	120	460	—	580
Net loss	—	—	—	—	—
Balance — June 30, 2021 (unaudited)	5,295,000	5,295	20,285	(1,359)	24,221
Transfer of Founder Shares to Independent Directors	—	—	1,700,000	—	1,700,000
Net loss	—	—	—	(1,700,000)	(1,700,000)
Balance — September 30, 2021 (unaudited)	5,295,000	$5,295	$1,720,285	$(1,701,359)	$24,221
(1)	This number includes up to 675,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters fully exercised the over-allotment option on October 27, 2021. As a result, these 675,000 Founder Shares are no longer subject to forfeiture (see Note 7).
(2)	On October 20, 2021, the Company effected a dividend of 882,500 shares of common stock, which resulted in an aggregate of 5,295,000 shares of common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the period from February 26, 2021 (inception) through September 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(1,701,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,700,000
Changes in operating assets and liabilities:
Accrued expenses	1,359
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from promissory note - related party	150,000
Payment of offering costs	(103,711)
Net cash provided by financing activities	71,289

Net change in cash:	71,289
Cash - Beginning (inception)	—
Cash - Ending	$71,289

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$276,672
Deferred offering costs paid through promissory note - related party	$91,211
Issuance of EBC Founder Shares	$580

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

Accretion Acquisition Corp. (the “Company”) was incorporated in Delaware on February 26, 2021. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, however, the Company intends to concentrate its efforts to focus identifying businesses in the upstream energy industry or in related businesses in the midstream, services, software or commodity risk management sectors. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on October 20, 2021. On October 25, 2021, the Company closed its Initial Public Offering of 18,000,000 units at $10.00 per unit (the “Units” and, with respect to the shares of common stock included in the Units, the “Public Shares”) which is discussed in Note 3 and the sale of 7,300,000 warrants (each, a “Private Warrant” and collectively, the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to our sponsor, Accretion Acquisition Sponsor, LLC (the “Sponsor”) that closed simultaneously with the closing of the Initial Public Offering (as described in Note 4). The Company has listed the Units on the Nasdaq Global Market (“Nasdaq”).

Transaction costs amounted to $10.60 million consisting of $3.60 million in cash of underwriting commissions, $6.30 million of deferred underwriting commissions and $0.70 million of other offering costs. In addition, cash of $1.08 million was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below, net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Upon the closing of the Initial Public Offering on October 25, 2021, the Company deposited $181.80 million ($10.10 per Unit) from the proceeds of the Initial Public Offering in the trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (CONTINUED)

On October 27, 2021, the underwriters exercised their over-allotment option in full (see Note 6), according to which, on October 28, 2021, the Company consummated the sale of an additional 2,700,000 Units, at $10.00 per Unit, and the sale of an additional 810,000 Private Warrants, at $1.00 per Private Warrant, generating total gross proceeds of $27.81 million. The proceeds from the sale of the additional Units were deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $209.07 million.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares (as defined in Note 5) and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (CONTINUED)

The Company will have until 18 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares (as defined in Note 5) if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.10 per share.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, provided that such indemnity will not apply to claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statement was issued, and therefore substantial doubt has been alleviated.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (CONTINUED)

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on October 25, 2021, and October 22, 2021, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as amended by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $71,289 in cash and no cash equivalents as of September 30, 2021.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholders’ equity upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. The Company had deferred offering costs of $0.38 million as of September 30, 2021.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares of common stock at September 30, 2021 were reduced for the effect of an aggregate of 675,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federal depository insurance coverage corporation limit of $0.25 million. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of September 30, 2021. Deferred tax assets were deemed to be de minimis as of September 30, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from February 26, 2021 (inception) through September 30, 2021.

Warrants

ASC 480 requires a reporting entity to classify certain freestanding financial instruments as liabilities (or in some cases as assets). ASC 480-10-S99 addresses concerns raised by the SEC regarding the financial statement classification and measurement of securities subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. If the stock subject to mandatory redemption provisions represents the only shares in the reporting entity, it must report instruments in the liabilities section of its statement of financial position. The stock subject must then describe them as shares subject to mandatory redemption, so as to distinguish the instruments from other financial statement liabilities. The Company concludes that the Public Warrants (defined in Note 3) do not exhibit any of the above characteristics and, therefore, are outside the scope of ASC 480.

In addition to the 16,300,000 warrants (representing 9,000,000 Public Warrants (as defined at Note 3) included in the units and 7,300,000 Private Warrants) issued by the Company at the close of the Initial Public Offering, a further 2,160,000 warrants (representing 1,350,000 Public Warrants (as defined at Note 3) included in the units and 810,000 Private Warrants) were issued as a result of the underwriters’ full exercise of the over-allotment option. All warrants were issued in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. Such guidance provides that because the warrants meet the criteria for equity treatment.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Compensation expense related to the Founder Shares (see Note 5 below) transferred to the directors was recognized when the shares were transferred as all vesting conditions were met.

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022, and should be applied on a full or modified retrospective basis. On February 26, 2021, the date of the Company’s inception, the Company adopted the new standard.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 ─ PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 18,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, one right (“Public Right”) and one-half of one warrant (“Public Warrant”). Each Public Right will convert to one-tenth (1/10) share of common stock upon consummation of Business Combination (see Note 7). Each whole Public Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

On October 27, 2021, the underwriters fully exercised their over-allotment option and, on October 28, 2021, purchased an additional 2,700,000 Units, generating additional gross proceeds of approximately $27.00 million, and incurring additional cash underwriting commissions of approximately $0.54 million and deferred underwriting discount of approximately $0.95 million. In connection with the sale of Units pursuant to the over-allotment option, the Company sold an additional 810,000 Private Warrants to the Sponsor generating additional gross proceeds of approximately $0.81 million. A total of approximately $27.27 million of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to approximately $209.07 million.

NOTE 4 ─ PRIVATE WARRANTS

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,300,000 Private Warrants, generating gross proceeds of $7.30 million in aggregate in a private placement. Each Private Warrant is exercisable for one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

As a result of the underwriters’ election to fully exercise their over-allotment option on October 27, 2021, the Sponsor purchased an additional 810,000 Private Warrants, at a purchase price of $1.00 per Private Warrant.

If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 ─ RELATED PARTY TRANSACTIONS

Founder Shares

On April 7, 2021, the Sponsor purchased 4,312,500 shares of the Company’s common stock (the “Founder Shares”) for an aggregate purchase price of $25,000.

In September 2021, the Sponsor subsequently transferred an aggregate of 250,000 Founder Shares to the Company’s independent director nominees at the same price originally paid for such shares. The fair value of the 250,000 Founder Shares granted to the Company’s independent director nominees was $1.70 million or $6.80 per share, which was recorded as an expense in the statement of operations.

In October 2021, the Company effected a dividend of 862,500 of the Company’s Founder Shares, which resulted in an aggregate of 5,175,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend.

The Founder Shares include an aggregate of up to 675,000 shares of common stock subject to forfeiture by the Sponsors to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering.

Founder Shares are subject to lock-up until the earlier of (A) 180 days after the completion of our initial business combination or (B) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On April 7, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $0.15 million. The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2021, or the consummation of the Initial Public Offering. As of September 30, 2021, there was $0.15 million outstanding under the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, no Working Capital Loans were outstanding.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 ─ RELATED PARTY TRANSACTIONS (CONTINUED)

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, EBC Founder Shares (as defined in Note 7), the Private Warrants, and any warrants that may be issued in payment of Working Capital Loans made to Company (and underlying securities) will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the EBC Founder Shares and units issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the consummation of a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company had granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 2,700,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $3.60 million in the aggregate payable upon the closing of the Initial Public Offering. $0.35 per unit, or $6.30 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On October 27, 2021, the underwriters fully exercised the over-allotment option. As a result, they were entitled to an additional underwriting discount of $0.54 million in cash, and a further deferred underwriting discount of $0.95 million.

NOTE 7 ─ STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share.

At September 30, 2021, there were 5,295,000 shares of common stock issued and outstanding, which amounts have been adjusted to reflect the share dividend in October 2021 as discussed in Note 5.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 ─ STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

Of the 5,295,000 shares of common stock outstanding, an aggregate of up to 675,000 shares were subject to forfeiture, to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Sponsor does not purchase any Public Shares in the Initial Public Offering).

As of October 27, 2021, as a result of the underwriters’ full exercise of the over-allotment option, no share of common stock was available for forfeiture.

Rights

Each holder of a right will receive one-tenth (1/10) share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively covert its rights in order to receive one-tenth (1/10) share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Warrants

The Public Warrants will become exercisable at any time commencing 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 ─ STOCKHOLDERS’ EQUITY (Continued)

Warrants (Continued)

The Company may redeem the Public Warrants (excluding the Private Warrants and any warrants underlying units issued upon conversion of the Working Capital Loans):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time after the warrants become exercisable;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) Market Value or (ii) the price at which the Company issue the additional shares of common stock or equity-linked securities.

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 ─ STOCKHOLDERS’ EQUITY (Continued)

EBC Founder Shares

In April 2021, the Company issued to EarlyBirdCapital and its designees 100,000 shares of common stock (the “EBC Founder Shares”) at $0.001 per share. The Company accounted for the EBC Founder Shares as an offering cost of the Initial Public Offering, with a corresponding credit to stockholders’ equity. The Company estimated the fair value of EBC Founder Shares to be $580 based upon the price of the Founder Shares issued to the Sponsor. In October 2021, the Company effected a dividend of 20,000 of the Company’s EBC Founder Shares, which resulted in an aggregate of 120,000 EBC Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. The holders of the EBC Founder Shares have agreed not to transfer, assign, or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The EBC Founder Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be sold during the Initial Public Offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Initial Public Offering, except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Subscription receivable of $100 was received on October 27, 2021.

On October 25, 2021, the Company closed its Initial Public Offering of 18,000,000 Units, which is discussed in Note 3 and the sale of 7,300,000 Private Warrants at a price of $1.00 per Private Warrant in a private placement to the Sponsor that closed simultaneously with the closing of the Initial Public Offering (as described in Note 4).

On October 27, 2021, the underwriters fully exercised their over-allotment option and, on October 28, 2021, purchased an additional 2,700,000 Units, generating additional gross proceeds of approximately $27.00 million, and incurring additional cash underwriting commissions of approximately $0.54 million and deferred underwriting discount of approximately $0.95 million. In connection with the sale of Units pursuant to the over-allotment option, the Company sold an additional 810,000 Private Warrants to the Sponsor generating additional gross proceeds of approximately $0.81 million. A total of approximately $27.27 million of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to approximately $209.07 million.

As a result of the underwriters’ full exercise of the over-allotment option, no share of common stock is available for forfeiture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Accretion Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Accretion Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on February 26, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the private warrants, our capital stock, debt or a combination of cash, stock and debt.

All activity through September 30, 2021 relates to our formation, Initial Public Offering, and search for a prospective Business Combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021, were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on Cash held in Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $1,700,000.

For the period from February 26, 2021 (inception) through September 30, 2021, we had a net loss of $1,701,359.

Liquidity and Capital Resources

As of September 30, 2021, we had $71,289 in cash and no cash equivalents.

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from the Sponsor.

On October 25, 2021, the Company consummated the Initial Public Offering of 18,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $180.00 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,300,000 Private Warrants at a price of $1.00 per warrant in a private placement to Sponsor, generating gross proceeds of $7.30 million. On October 27, 2021, the underwriters exercised the over-allotment option in full and on October 28, 2021, purchased an additional 2,700,000 units, generating gross proceeds of approximately $27.00 million. In connection with the underwriters’ full exercise of the over-allotment option, the Company issued an additional 810,000 Private Warrants at a price of $1.00 per warrant in a private placement to Sponsor generating gross proceeds of $0.81 million.

Following the Initial Public Offering and the private placement, a total of $209.07 million was placed in the Trust Account (at $10.10 per Unit). We incurred $10.60 million in transaction costs, including $3.60 million of underwriting fees, $6.30 million of deferred underwriting fees and $0.70 million of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1.50 million of such loans may be convertible into warrants at the option of the lender. The warrants would be identical to the Private Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Registration Rights

The holders of the Founder Shares, EBC Founder Shares, the Private Warrants and any warrants that may be issued upon conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $3.60 million in the aggregate payable upon the closing of the Initial Public Offering and the over-allotment option. $0.35 per unit, or $6.30 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, we have agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, we will cease paying these monthly fees.

Critical Accounting Policies

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Warrants

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.

We account for the Public Warrants and Private Warrants collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own common stocks and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

We evaluated the Public Warrants and Private Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that they met the criteria for equity classification and are required to be recorded as part a component of additional paid-in capital at the time of issuance.

Common Stock Subject to Possible Redemption

We account for the common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events.

Net Loss Per Share of Common Stock

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. The Company applies the two-class method in calculating earnings per share. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During our most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on October 22, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 25, 2021, we consummated the Initial Public Offering of 18,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $180.00 million. Each unit consists of one share of common stock, one right to receive one-tenth of one share of common stock upon the consummation of an initial business combination, and one-half of one warrant, with each whole warrant entitling the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. EarlyBirdCapital, Inc. and Stephen Inc. acted as book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-258925 and 333-260392). The SEC declared the registration statements effective on October 20, 2021.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,300,000 Private Warrants at a price of $1.00 per warrant in a private placement to Sponsor generating gross proceeds of $7.30 million.

On October 27, 2021, the underwriters exercised the over-allotment option in full and on October 28, 2021, purchased an additional 2,700,000 units, generating gross proceeds of approximately $27.00 million. In connection with the underwriters’ full exercise of the over-allotment option, the Company issued an additional 810,000 Private Warrants at a price of $1.00 per warrant in a private placement to Sponsor generating gross proceeds of $0.81 million.

Following the Initial Public Offering and the private placement, a total of $209.07 million was placed in the Trust Account (at $10.10 per Unit). We incurred $10.60 million in transaction costs, including $3.60 million of underwriting fees, $6.30 million of deferred underwriting fees and $0.70 million of other offering costs.

The issuances of the Private Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Warrants are identical to the warrants included in the units sold in the Initial Public Offering.

For a description of the use of the proceeds generated in the Initial Public Offering and the sale of the Private Warrants, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
31.1

Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCRETION ACQUISITION CORP.
(Registrant)

Date: December 6, 2021	By:	/s/ M. Grant Farn
M. Grant Farn
Chief Financial Officer
(Principal Financial Officer)