Form 10-K
period 2021-12-31
ACCRETION ACQUISITION CORP.
filed 2022-03-31
CIK 1855555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐*

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The registrant’s units, each consisting of one share of common stock, one right entitling the holder to receive one-tenth of one share of common stock upon the consummation of an initial business combination, and one-half of one redeemable warrant, began trading on the Nasdaq Capital Market on October 21, 2021. Prior to that date, the Registrant’s units were not traded on any national securities exchange or in the over-the-counter market. Commencing December 1, 2021, holders of the units were permitted to elect to separately trade the shares of common stock, rights, and warrants included in the units. On December 31, 2021, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $213.4 million based on the closing sales price of the registrant’s common stock on such date as reported on the Nasdaq Stock Market LLC. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 15, 2021, 25,995,000 shares of common stock of the registrant were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they could then receive expense reimbursements and other benefits;

•	our potential ability to obtain additional financing to complete a business combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	potential changes in control of us if we acquire one or more target businesses for stock;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;
•	our use of proceeds not held in the trust account; or
•	our financial performance following our initial public offering (“IPO”) or following our initial business combination.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Accretion Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Accretion Acquisition Sponsor, LLC.

General

We are a blank check company formed under the laws of the State of Delaware on February 26, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.”

We intend to identify and acquire a business involved in the energy value chain, including upstream, water management, gas and vapor capture, energy transition related systems, midstream, oil and gas-related software, commodity risk management or oil and gas services. We believe that recent commodity price volatility and other market factors have limited the strategic options open to many privately-held energy and energy-related companies, and that acquisition by a special purpose acquisition company like ours could be attractive to such companies as a means of providing needed liquidity and growth potential. We believe that the attractiveness of such a transaction may be further enhanced by the extensive experience our management team has in all aspects of the energy industry, including operations, asset acquisitions and divestitures, financing, investor relations and regulatory matters. Members of our management team average over 20 years of experience in multiple subsectors across the energy value chain and will leverage this experience, as well as our deep network of industry relationships, to enhance the value and growth potential of the business we acquire.

Our management team has demonstrated an ability to recognize untapped value from transactions across the energy sector. The team has proven their ability to identify and execute acquisitions, enhance the acquired assets and monetize investments that result in significant rates of return. Our team has been involved in energy and energy-related transactions with an aggregate transaction value of over $10 billion.

Our management team focuses on achieving returns with balanced risk and reward, capitalizing on a unique transition in the market, and combining sector expertise, experience and relationships to maximize value. We believe the combined expertise and experience of our executive officers in sourcing, analyzing and executing investments in the energy industry, complemented with the significant energy-related experience of our board of directors, will make us a partner of choice for potential business combination targets.

Notwithstanding the foregoing, past performance of our management team is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical performance record of our management team as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful. In addition, our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. For a list of our officers and directors and entities for which a conflict of interest may or does exist between such persons and the company, as well as the priority and preference that such entity has with respect to performance of obligations and presentation of business opportunities to us, please refer Part III, Item 10. Business — Directors and Executive Officers of the Registrant — Conflicts of Interest.

Our Business Strategy and Competitive Strengths

We believe there are many companies in the upstream energy and related industries that, despite having high-quality assets, are currently subject to adverse market conditions that limit their potential for growth. In particular, recent commodity price volatility related to the COVID-19 pandemic and other factors, environmental and regulatory matters, and cash-flow generation concerns have resulted in substantial declines in the availability of debt and equity financing and consequently, M&A activity:

•	Debt Capital Markets
●	We believe that accessing the traditional oil and gas focused bank lending market has become substantially more difficult for borrowers due to recent and significant impairments, with many lenders exiting the space and the remainder tightening structures and moving up-market to borrowers with greater scale;
●	The availability of the high yield debt market for energy issuers was highly constrained for much of the 2018 to 2020 period; however, activity has recently increased, generally among larger issuers, due to increased investor demand for yield and an improvement in commodity prices; and
●	The retrenchment by lenders has left many companies lacking size and scale with private debt as their primary credit option, increasing the cost of capital for smaller players and widening the gap between the “haves” and the “have-nots”.
•	Equity Capital Markets
●	Public equity capital has shifted away from energy (energy companies comprised only 2.7% of the S&P 500 as of June 2021 as compared to 10.1% in January 2014);
●	The IPO market remains challenging for energy companies, causing many private companies to abandon their plans to pursue IPOs in recent years; and
●	Private equity commitments in the upstream energy industry have contracted; one source estimates that upstream-focused private equity funds committed 84% less capital to platforms in 2021 as they did in 2017.
•	M&A/A&D Market
●	Upstream oil and gas asset acquisitions and divestiture activity were extremely low in 2020 and 2021 relative to prior years. We believe that this was driven significantly by capital scarcity and lack of available acquisition financing for cash bids;
●	In contrast, corporate M&A activity (i.e., acquisitions of upstream companies as opposed to assets) has been the more dominant mechanism for upstream acquisitions in the last two years; and
●	We believe further consolidation is both required and anticipated as companies attempt to achieve the scale necessary to improve cash flow and attract capital.
•	Our Value Proposition
●	The management teams of a majority of exploration- and production-focused special acquisition companies intend to run the target company post-merger. While we believe we have the ability to operate such a target company, we would consider retaining incumbent management, making the Company an attractive merger partner for selling management teams.

As a result of these factors, the types of liquidity events owners of upstream assets have frequently used in the past to exit their investments are often less available today than they have been in prior periods. We believe that such owners may find an acquisition by a special purpose acquisition company like us a compelling alternative to traditional exit events such as initial public offerings and sales to public companies. The types of businesses we expect to target include:

●	Traditional Energy: Upstream Oil & Gas. We believe that recent declines in capital markets activity has left many upstream companies in need of liquidity, and that this may provide us with opportunities to acquire companies focused on operated working interests and minerals/royalties. Such companies could include legacy private equity portfolio companies in late vintage funds with limited options for an exit event and closely-held private companies where older owners would prefer an exit to succession. We also believe that there may be opportunities to acquire asset packages from larger companies seeking to raise drilling capital or to reduce indebtedness and gain exposure to an alternative investment vehicle that may trade at a higher valuation in the market.
●	Energy “Off-shoots”. We will also pursue opportunities in energy-adjacent “off-shoots” that would be complemented by the experience of our management and directors, including but not limited to energy software/technology, data/analytics platforms, commodity risk management, energy storage/efficiency, gas/vapor capture, energy transition related systems, water management, midstream, and technology-enabled service providers that have demonstrated significant value and that would benefit from growth capital and an improved valuation in the public markets.

Acquisition Criteria and Process

We expect to develop our pipeline of opportunities for a potential business combination through our team’s substantial experience, deep relationships and extensive network of corporate executives, board members, private equity firms, family offices, investment bankers, lawyers, investors, lenders and other service providers to the industry. By utilizing this approach in the past, members of our team have helped build large public and private platforms in the energy space. We expect to focus on companies that have one or more of the following qualities:

●	Are poised for high growth due to recent underperformance stemming from dislocations in the markets in which they operate;
●	Are engaged in activities that are consistent with our management’s corporate values and industry perspective, and will benefit from our team’s partnership, operating / technical expertise, and extensive network of industry relationships;
●	Have a defensible market position with differentiated product offerings, technology, assets, supply chain capabilities, or other competitive advantages;
●	Have assets in areas of operation where there could be follow-on acquisition opportunities that allow the Company to leverage its initial operating platform and realize operating and financial synergies association with consolidation;
●	Have a positive environmental and social impact, considering all stakeholders, employees, and the community without compromising financial returns for stockholders;
●	Will be well-received by public investors and are expected to have good access to public capital markets; and
●	Will generate attractive risk-adjusted returns for stockholders.

However, the foregoing list of attributes is not exhaustive of the factors we will consider; in addition, we may not be able to, or may not elect to, complete a business combination with a company that has any of these attributes.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate an initial business combination. We intend to utilize cash derived from the proceeds of our IPO and the private placement of private warrants, our capital stock, debt or a combination of these in effecting a business combination which has not yet been identified. Accordingly, investors in our securities are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our Sponsor, initial stockholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our Sponsor’s contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our Sponsor, initial stockholders, officers, directors or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the administrative fee of up to $10,000 per month, the payment of consulting, success or finder fees in connection with the consummation of our initial business combination, and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our Sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or Sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operations;
•	growth potential;
•	brand recognition and potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;

•	barriers to entry;
•	stage of development of the products, processes, or services;
•	existing distribution and potential for expansion;
•	degree of current or potential market acceptance of the products, processes, or services;
•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
•	impact of regulation on the business;
•	regulatory environment of the industry;
•	costs associated with effecting the business combination;
•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
•	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on the Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or a newly formed subsidiary or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act, taking the totality of facts and circumstances into account. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as reserves, PV-10 value, production, actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’s Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek stockholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We have no specified maximum percentage threshold for conversions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to convert their public shares. As a result, this may make it easier for us to consummate our initial business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets either immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 18 months from the closing of the IPO in order to be able to receive a pro rata share of the trust account.

Our Sponsor, initial stockholders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

If we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to convert their shares, our officers, directors, Sponsor, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of conversions. Notwithstanding the foregoing, our officers, directors, Sponsor, initial stockholders and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our Sponsor, initial stockholders and our officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly. Additionally, EarlyBirdCapital, Inc. (“EarlyBirdCapital”), one of the underwriters in our IPO, received 120,000 shares of our common stock, which we refer to as the “EBC founder shares”.  Holders of the EBC founder shares will not have conversion rights with respect to the EBC founder shares.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 18 months from the closing of our IPO to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable (and less up to $100,000 of interest to pay liquidation expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 18 months of our IPO unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, initial stockholders, executive officers, directors or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following our 18th month, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to seek to have all third parties and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, Marcum LLP, our independent registered public accounting firm, and the underwriters of our IPO, have not executed agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Accretion Acquisition Sponsor LLC has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked it to reserve for such indemnification obligations, nor have we independently verified whether it has sufficient funds to satisfy its indemnity obligations. Therefore, we cannot assure you that Accretion Acquisition Sponsor LLC will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement with Accretion Acquisition Sponsor LLC specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after our 18th month and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founders’ shares and EBC founder shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, we will utilize the up to $100,000 of interest earned on the funds held in the trust account available to us to pay for our liquidation expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.10. As discussed above, however, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation prior to consummating an initial business combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.10 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after 18 months from the closing our IPO, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and the Company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 18 months from the closing of our IPO, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person. Our Sponsor, officers and directors have agreed to waive any conversion rights with respect to any founders’ shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;
●	if our initial business combination is not consummated within 18 months from the closing of our IPO, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve the Company;
●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our IPO on an initial business combination.

Competition

In identifying, evaluating and selecting a target business, we have encountered, and may continue to encounter, intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;
●	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and
●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 240 Saint Paul, Suite 502, Denver, CO 80206. While the cost for this space would be included in the up to $10,000 per-month fee Accretion Acquisition Sponsor LLC is able charges us for general and administrative services, Accretion Acquisition Sponsor LLC is currently not charging the fee to us. We believe, based on rents and fees for similar services in Denver, CO that the fee our Sponsor could charge us is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have six executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

Our units, common stock, rights and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly, and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We are not required to assess our internal control procedures until the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Website

Our website address is https://accretionacquisition.com. Information contained on our website is not part of this Annual Report on Form 10-K.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

In addition to the other risks and uncertainties described in this Annual Report on Form 10-K, the following material risk factors should be carefully considered. Any of these factors could result in a significant or material adverse effect on our business, operating results, liquidity and financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

An investment in our securities involves a high degree of risk. You should consider carefully the risks described below, which we believe represent the material risks related to our securities, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. Our risk factors are grouped into the following categories:

●	Risks Associated with Our Business
●	Risks Associated with a Business Combination
●	Risks Associated with Financial and Regulatory Matters
●	Risks Associated with Tax Matters

Risks Associated with Our Business

We are a newly formed company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company and have only commenced operations with the completion of our IPO. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not entered into a definitive agreement with any business combination target and may be unable to complete our initial business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are unable to consummate a business combination, our public stockholders may be forced to wait more than 18 months from the closing our IPO before receiving distributions from the trust account.

We have until 18 months from the closing our IPO to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares, rights, or warrants, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described Part I, Item 1. Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination.

Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this Form 10-K would not be applicable and you would be investing in the Company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this Form 10-K although we have no current intention to do so. Accordingly, investors may be making an investment in the Company without any basis on which to evaluate the potential target business we may acquire. Regardless of whether or not we deviate from the acquisition criteria or guidelines in connection with any proposed business combination, investors will always be given the opportunity to convert their shares or sell them to us in a tender offer in connection with any proposed business combination as described in this Form 10-K.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. Currently, there are 3,475,000 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of the shares underlying the rights and the public and private warrants). In the future, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of investors in the Company;
●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;
●	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

If the net proceeds of our IPO and the sale of the private warrants that are not being held in trust are insufficient to allow us to operate for at least the 18 months following the closing of our IPO, we may be unable to complete a business combination.

We believe that the net proceeds of our IPO and the sale of the private warrants will be sufficient to allow us to operate for at least the 18 months following the closing of our IPO; however, we cannot assure you that our estimate is accurate. Accordingly, if we use all of the funds held outside of the trust account and all interest available to us, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our Sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our Sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.10.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our Sponsor has agreed (subject to certain exceptions described elsewhere in this Form 10-K) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of the Company. Therefore, we believe it is unlikely that our Sponsor will be able to satisfy its indemnification obligations if it is required to do so. As a result, the per-share distribution from the trust account may be less than $10.10, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the amount we return to our public stockholders may be less than $10.10 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 18 months from the closing of our IPO. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable (and less up to $100,000 of interest to pay liquidation expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing themselves and the Company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our directors may decide not to enforce our Sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Additionally, certain of our independent directors may have a direct or indirect interest in our Sponsor. As a result, they may have a conflict of interest in determining whether to enforce our Sponsor’s indemnification obligations. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In addition, although we do not believe that doing so will be necessary, in order to avoid a determination that we could become an investment company under the Investment Company Act, we may consider moving the funds in the trust account out of U.S. government treasury obligations and into one or more cash items and / or bank deposits. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not previously released to us, net of taxes payable. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding rights.

Our rights were issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of at least a majority of the then outstanding rights in order to make any change that adversely affects the interests of the holders of the rights.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding warrants not held by our Sponsor and certain related persons.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding warrants not held by our Sponsor and certain related persons in order to make any change that adversely affects the interests of the holders of the warrants.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

●	we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock,
●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and
●	the volume weighted average trading price of our common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the price at which we issue the additional shares of common stock or equity-linked securities. This may make it more difficult for us to consummate an initial business combination with a target business.

Risks Associated with a Business Combination

Since we have not yet entered into a definitive agreement with any business combination target, we are unable to currently ascertain the merits of the business in which we may ultimately operate.

We have not yet entered into a definitive agreement with any business combination target. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in the Company than a direct investment, if an opportunity were available, in a target business.

Because we intend to seek a business combination with a target business or businesses in or relating to the energy industry, we expect our future operations to be subject to risks associated with this industry.

We intend to focus our search for a target business in, or relating to, the energy industry. Because we have not entered into a definitive agreement with any business combination target, we cannot provide specific risks of any business combination. However, risks inherent in investments in the energy industry include, but are not limited to, the following:

●	volatility of oil and natural gas prices;
●	changes in global supply and demand for commodities;
●	price and availability of alternative fuels, such as solar, coal, nuclear and wind energy;
●	competitive pressures in the utility industry, primarily in wholesale markets, as a result of consumer demand, technological advances, greater availability of natural gas and other factors;
●	significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable laws and regulations;
●	the speculative nature of and high degree of risk involved in investments in the upstream, midstream and energy services sectors, including reliance on estimates of oil and gas reserves and the impacts of regulatory and tax changes;
●	drilling, exploration and development risks, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks, any of which could lead to environmental damage, injury and loss of life or the destruction of property;
●	proximity and capacity of oil, natural gas and other transportation and support infrastructure to production facilities;
●	availability of key inputs, such as strategic consumables, raw materials and drilling and processing equipment;
●	the supply of and demand for oilfield services and equipment in the United States and internationally;
●	available pipeline, storage and other transportation capacity;
●	impact of energy conservation efforts;
●	technological advances affecting energy production and consumption;
●	overall domestic and global economic conditions;

●	availability of, and potential disputes with, independent contractors;
●	natural disasters, terrorist acts and similar dislocations;
●	impact of COVID-19 on demand, labor markets, and other macro-economic factors affecting the energy industry, and
●	value of U.S. dollar relative to the currencies of other countries.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the Company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the Company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors will not commit their full time to our affairs. We presently expect each of our officers and directors to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our Sponsor has waived its right to convert its founders’ shares or any other shares purchased in our IPO or thereafter, or to receive distributions from the trust account with respect to its founders’ shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to our IPO, as well as the private warrants and any rights or warrants purchased by our officers or directors in the aftermarket, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination and in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Additionally, our officers and directors may in the future become affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. For a more detailed description of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, see Part III, Item 10. Business — Directors and Executive Officers of the Registrant — Conflicts of Interest.

The value of the founders’ shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

Our Sponsor has invested an aggregate $8,135,000 in us, comprised of the $25,000 purchase price for the founders’ shares and the $8,110,000 purchase price for the private warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 5,175,000 founders’ shares would have an aggregate implied value of $51,750,000. Even if the trading price of our common stock is as low as $1.58 per share, and the private warrants are worthless, the value of the founder’ shares will exceed the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the founders’ shares as our public shareholders paid for their public shares.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our Sponsor, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described elsewhere in this Form 10-K) regardless of whether such stockholder votes for or against such proposed business combination or does not vote at all. The ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

We do not have a specified maximum conversion threshold. The absence of such a conversion threshold may make it easier for us to consummate a business combination even where a substantial number of public stockholders seek to convert their shares to cash in connection with the vote on the business combination.

We have no specified percentage threshold for conversion in our amended and restated certificate of incorporation. As a result, we may be able to consummate a business combination even though a substantial number of our public stockholders do not agree with the transaction and have converted their shares. However, in no event will we consummate an initial business combination unless we have net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of our initial business combination.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination or does not vote at all, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to comply with specific requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our Sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity or third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies (“SPACs”) that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

The requirement that we complete an initial business combination within 18 months from the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination.

We have 18 months from the closing of our IPO to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our Sponsor, initial stockholders, officers, directors or their affiliates. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we consummate a business combination with a target business in a foreign country, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
●	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will likely govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Risks Associated with Financial and Regulatory Matters

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. Nasdaq will also have discretionary authority to not approve our listing if Nasdaq determines that the listing of the company to be acquired is against public policy at that time.

If Nasdaq delists our securities from trading on its exchange, or we are not listed in connection with our initial business combination, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;
●	a limited amount of news and analyst coverage for the Company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, common stock, rights, and warrants will be covered securities because they are listed on Nasdaq. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

There has been and may in the future be diversity in the capital structure, financial accounting policies, and resultant financial reporting by SPACs and uncertainty regarding the application of certain accounting principles to SPACs.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC”) issued a statement related to warrants issued by SPACs, which resulted in the warrants issued by many SPACs being classified as liabilities rather than equity as previously reported. While we are accounting for our warrants as equity, further SEC statements relating to accepted accounting of SPACs could result in the correction of accounting errors in previously issued financial statements, restatements of previously issued audited financial statements, the filing of notices that previously issued financial statements may not be relied upon, and findings of material weaknesses and significant deficiencies in internal controls over financial reporting. Any of these developments could increase our costs and reduce investor confidence in our reported financial results. In addition, the difference in accounting treatment of warrants issued by different SPACs in response to current or future SEC guidance may make it more difficult for investors to compare our results to those of other SPACs.

We are an “emerging growth company” and “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. Investors may find our shares of common stock less attractive because of these provisions. If so, there may be a less active trading market for our shares and our share price may be more volatile.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our IPO are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the successful consummation of our IPO and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a business combination within 18 months of the effective date of the initial registration statement for our IPO and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units were immediately tradable and we are entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had working capital of $856,035. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

In connection with any vote for a proposed business combination, our initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our IPO as well as any shares of common stock acquired in the aftermarket in favor of such proposed business combination. As a result, we would need only 7,702,501 of the 20,700,000 public shares to be voted in favor of a business combination in order to have such business combination approved (assuming our initial stockholders, officers and directors do not purchase shares in the aftermarket and the EBC founder shares are voted in favor of the business combination).

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 18 months following our IPO. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

In some circumstances, holders of warrants will only be able to exercise warrants on a “cashless basis”, which will result in them receiving fewer shares of common stock upon exercise.

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” and then only if an exemption from registration is available. If the warrants are exercised on a cashless basis, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in the Company may be reduced or the warrants may expire worthless. Similarly, if we call our warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a cashless basis.

An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our outstanding rights and warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued rights to receive 2,070,000 shares of common stock and warrants to purchase 10,350,000 shares of common stock as part of the units issued in our IPO and private warrants to purchase 8,110,000 shares of common stock. We may also issue other warrants to our Sponsor, initial stockholders, officers, directors or their affiliates in payment of working capital loans made to us as described in this Form 10-K. To the extent we issue shares of common stock to effect a business combination, the issuance of shares underlying the rights and the potential for the issuance of a substantial number of additional shares upon exercise of the warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when issued, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our rights and warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the rights and the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent the shares underlying the rights are issued and the warrants are exercised, you may experience dilution to your holdings.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period commencing at any time after the warrants become exercisable and ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we register the resale of the founders’ shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the EBC founder shares, the private warrants, and any units our Sponsor, initial stockholders, officers, directors, or their affiliates may be issued in payment of working capital loans made to us, are entitled to demand that we register the resale of those shares, the private warrants and any units we issue to them (and the underlying securities) commencing at any time after we consummate an initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and on the issuance of securities. These restrictions may make it more difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including with respect to registration as an investment company with the SEC, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations to which we are currently not subject.

In order not to be required to register as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long-term. We do not plan to buy businesses or assets with a view to resale or profit from their resale.

We do not plan to buy unrelated businesses or assets or to be a passive investor. We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Although we do not believe that doing so will be necessary, we could also rely on Rule 3a-2 under the Investment Company Act, which provides that “transient” investment companies meeting certain requirements will not be considered investment companies for a period of up to one year. The trust account is intended as a holding place for funds pending the earliest to occur of the completion of our primary business objective, which is a business combination, or our redemption of 100% of the outstanding public shares if we have not completed a business combination in the required time period. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for SPACs has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination entity’s ability to attract and retain qualified officers and directors.

In addition, even after we complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase a multiple of two units, the number of warrants issuable to you upon separation of the units will be rounded down to the nearest whole number of warrants. This is different from other SPACs similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” will prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

An active trading market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

An active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions). The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue in a PIPE transaction may be less, and potentially significantly less, than the market price for our shares at such time.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder and may therefore bring a claim in another appropriate forum. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting related to the accounting for our complex financial instruments. In light of the material weakness identified, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or, detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline, and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Risks Associated with Tax Matters

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Non-U.S. holders may be subject to U.S. federal income tax if we are considered a United States real property holding corporation.

A Non-U.S. holder of our common stock or warrants may be subject to U.S. federal income and/or withholding tax in the event we are considered a “United States real property holding corporation” (a “USRPHC”) for U.S. federal income tax purposes. We cannot determine whether we will be a USRPHC in the future until we complete an initial business combination. We will be classified as a USRPHC if the fair market value of our “U.S. real property interests” equals or exceeds 50 percent of the sum of the fair market value of our worldwide real property interests plus our other assets used or held for use in a trade or business, as determined for U.S. federal income tax purposes. In that event, Non-U.S. holders of our common stock, rights, or warrants could be subject to U.S. federal income or withholding tax, or both, in respect of certain distributions on, and payments in connection with a sale, exchange, redemption, repurchase or other disposition of, our common stock, rights, or warrants. Certain Non-U.S. holders may be eligible for an exemption if they do not exceed certain ownership levels. Non-U.S. holders are urged to consult their tax advisors with respect to the U.S. federal income tax consequences of acquiring, owning and disposing of our common stock, rights, or warrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

We currently maintain our principal executive offices at 240 Saint Paul, Suite 502, Denver, CO 80206. While the cost for this space would be included in the up to $10,000 per-month fee Accretion Acquisition Sponsor LLC is able charges us for general and administrative services, Accretion Acquisition Sponsor LLC is currently not charging the fee to us. We believe, based on rents and fees for similar services in Denver, CO that the fee our Sponsor could charge us is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units began trading on NASDAQ under the ticker symbol “ENERU” on October 21, 2021. Commencing on December 1, 2021, holders of the Units could elect to separately trade the shares of common stock, rights, and warrants included in the units. The shares of common stock, rights and warrants that are separated trade on the Nasdaq Global Markets (“Nasdaq”) under the symbols “ENER”, “ENERR” and “ENERW”, respectively. Those Units not separated continue to trade on Nasdaq under the symbol “ENERU.”

Holders

As of March 14, 2021, there were 8 holders of record of our common stock, 1 holders of record of our rights and 2 holders of record of our warrants. The actual number of holders of our securities is greater than the number of record holders, and includes holders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers and other nominees.  The number of holders of record also does not include stockholders whose securities may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Founder Shares

On April 7, 2021, our Sponsor purchased 4,312,500 shares of our common stock (the “founders’ shares”) for an aggregate purchase price of $25,000, or $0.006 per share. The founders’ shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Our Sponsor represented to us that it was an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

EBC Founder Shares

On April 12, 2021, EarlyBirdCapital purchased 100,000 shares of our common stock for an aggregate purchase price of $100, or $0.001 per share. The shares issued to EarlyBirdCapital were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). EBC represented to us that it was an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

IPO and Private Placement

On October 25, 2021, we consummated our IPO of 18,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $180.00 million. Each unit consists of one share of common stock, one right to receive one-tenth of one share of common stock upon the consummation of an initial business combination, and one-half of one warrant, with each whole warrant entitling the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. EarlyBirdCapital and Stephen Inc. acted as book-running managers of our IPO. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-258925 and 333-260392). The SEC declared the registration statements effective on October 20, 2021.

Simultaneously with the closing of our IPO, we consummated the sale of 7,300,000 private warrants at a price of $1.00 per warrant in a private placement to Sponsor generating gross proceeds of $7.30 million.

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

Following our IPO and the private placement, a total of $209.07 million was placed in the Trust Account (at $10.10 per Unit). We incurred $11.94 million in transaction costs, including $4.14 million of underwriting fees, $7.25 million of deferred underwriting fees and $0.55 million of other offering costs.

The issuances of the private warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The private warrants are identical to the warrants included in the units sold in our IPO.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the annual financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on February 26, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the IPO and the sale of the private warrants, our capital stock, debt or a combination of cash, stock and debt.

All activity through December 31, 2021 relates to our formation, the IPO, and search for a prospective business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021, were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash held in the trust account after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 26, 2021 (inception) through December 31, 2021, we had a net loss of $2.01 million, which consisted of dividend income of $2,882 and change in fair value of over-allotment liability of $81,168, offset by stock-based compensation of $1.7 million, franchise tax expense of $0.12 million and operating costs of $0.28 million.

Liquidity and Capital Resources

As of December 31, 2021, we had $0.66 million in cash and no cash equivalents.

Until the consummation of the IPO, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from the Sponsor.

On October 25, 2021, the Company consummated the IPO of 18,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $180.00 million. Simultaneously with the closing of the IPO, we consummated the sale of 7,300,000 private warrants at a price of $1.00 per warrant in a private placement to Sponsor, generating gross proceeds of $7.30 million. On October 27, 2021, the underwriters exercised the over-allotment option in full and on October 28, 2021, purchased an additional 2,700,000 units, generating gross proceeds of approximately $27.00 million. In connection with the underwriters’ full exercise of the over-allotment option, the Company issued an additional 810,000 private warrants at a price of $1.00 per warrant in a private placement to Sponsor generating gross proceeds of $0.81 million.

Following the IPO and the private placement, a total of $209.07 million was placed in the trust account (at $10.10 per Unit). We incurred $11.94 million in transaction costs, including $4.14 million of underwriting fees, $7.25 million of deferred underwriting fees and $0.55 million of other offering costs.

As of December 31, 2021, we had cash held in the trust account of $209.07 million. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $0.66 million outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the we be unable to complete a business combination, raises substantial doubt about the our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Registration Rights

The holders of the founders’ shares, EBC founder shares, the private warrants, and any warrants that may be issued upon conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $3.60 million in the aggregate payable upon the closing of the IPO and the over-allotment option. $0.35 per unit, or $6.30 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

On October 27, 2021, the underwriters fully exercised the over-allotment option. As a result, they were entitled to an additional underwriting discount of $0.54 million in cash, and a further deferred underwriting discount of $0.95 million.

Administrative Support Agreement

Commencing on the effective date of the IPO, we have agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the period ended December 31, 2021, we have accrued $0.02 million for these services, of which such amount is included in the formation and operating costs on accompanying statement of operations.

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

Net Loss Per Share of Common Stock

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. The Company applies the two-class method in calculating earnings per share. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective

December 15, 2021 and should be applied on a full or modified retrospective basis. On February 26, 2021, the date of the Company’s inception, the Company adopted the new standard.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Accretion Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Accretion Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from February 26, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 26, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021

Houston, Texas

March 31, 2022

ACCRETION ACQUISITION CORP.

BALANCE SHEET

As of December 31, 2021

Assets
Cash	$661,776
Prepaid expenses - current	315,012
Total Current Assets	976,788
Cash held in Trust Account	209,072,882
Prepaid expenses - non current	241,314
Total Assets	$210,290,984

Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit
Current Liabilities
Accrued expenses	$120,753
Franchise tax payable	118,177
Total Current Liabilities	238,930
Deferred underwriting commission	7,245,000
Total Liabilities	7,483,930

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 20,700,000 shares at $10.10 per share	209,070,000

Stockholders' Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,295,000 shares issued and outstanding	5,295
Additional paid-in capital	—
Accumulated deficit	(6,268,241)
Total Stockholders' Deficit	(6,262,946)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit	$210,290,984

The accompanying notes are an integral part of these financial statements.

ACCRETION ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the period from February 26, 2021 (inception) through December 31, 2021

Formation and operating costs	$277,316
Stock-based compensation	1,700,000
Franchise tax expense	118,177
Loss on operations	(2,095,493)
Other income:
Dividend received	2,882
Change in fair value of over-allotment liability	81,168
Net loss	$(2,011,443)

Basic and diluted weighted average shares outstanding of redeemable common stock	5,154,851
Basic and diluted net loss per share, redeemable common stock	$(0.21)

Basic and diluted weighted average shares outstanding of non-redeemable common stock	4,633,125
Basic and diluted net loss per share, non-redeemable common stock	$(0.21)

The accompanying notes are an integral part of these financial statements.

ACCRETION ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the period from February 26, 2021 (inception) through December 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — February 26, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	5,175,000	5,175	19,825	—	25,000
Issuance of EBC Founder Shares	120,000	120	460	—	580
Transfer of Founder Shares to Independent Directors	—	—	1,700,000	—	1,700,000
Proceeds from the sale 8,110,000 Private Warrants, net of offering costs	—	—	8,102,922	—	8,102,922
Proceeds from Initial Public Offering allocated to the Public Warrants, net of offering costs	—	—	3,130,235	—	3,130,235
Proceeds from Initial Public Offering allocated to the Rights, net of offering costs	—	—	15,918,841	—	15,918,841
Remeasurement for common stock to redemption amount	—	—	(28,791,115)	(4,256,798)	(33,047,913)
Change in fair value of over-allotment liability	—	—	(81,168)	—	(81,168)
Net loss	—	—	—	(2,011,443)	(2,011,443)
Balance — December 31, 2021	5,295,000	$5,295	$—	$(6,268,241)	$(6,262,946)

The accompanying notes are an integral part of these financial statements.

ACCRETION ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the period from February 26, 2021 (inception) through December 31, 2021

Cash Flows from Operating Activities:
Net loss	$(2,011,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned from Trust Account	(2,882)
Change in fair value of over-allotment liability	(81,168)
Stock-based compensation	1,700,000
Changes in operating assets and liabilities:
Prepaid expenses - current	(315,012)
Prepaid expenses - non-current	(241,314)
Accrued expenses	120,753
Franchise tax payable	118,177
Net cash used in operating activities	(712,889)

Cash Flows from Investing Activities:
Investment of cash held in Trust Account	(209,070,000)
Net cash used in investing activities	(209,070,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	202,860,000
Proceeds from sale of Private Warrants	8,110,000
Proceeds from issuance of EBC Founder Shares	100
Proceeds from promissory note - related party	150,000
Repayment of promissory note – related party	(150,000)
Payment of offering costs	(550,435)
Net cash provided by financing activities	210,444,665

Net change in cash:	661,776
Cash - Beginning	—
Cash - Ending	$661,776

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued expenses	$372,824
Deferred offering costs paid through promissory note - related party	$91,211
Initial classification of over-allotment liability	$597,091
Deferred underwriting commission	$7,245,000
Remeasurement of common stock subject to redemption to redemption value	$33,047,913

The accompanying notes are an integral part of these financial statements.

ACCRETION ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

Accretion Acquisition Corp. (the “Company”) was incorporated in Delaware on February 26, 2021. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, however, the Company intends to concentrate its efforts to focus identifying businesses in the upstream energy industry or in related businesses in the midstream, services, software or commodity risk management sectors. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On October 25, 2021, the Company closed its Initial Public Offering of 18,000,000 units at $10.00 per unit (the “Units” and, with respect to the shares of common stock included in the Units, the “Public Shares”) which is discussed in Note 3 and the sale of 7,300,000 warrants (each, a “Private Warrant” and collectively, the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to its sponsor, Accretion Acquisition Sponsor, LLC (the “Sponsor”) and its underwriters that closed simultaneously with the closing of the Initial Public Offering (as described in Note 4). The Company has listed the Units on the Nasdaq Capital Market (“Nasdaq”).

Transaction costs amounted to $11.94 million consisting of $4.14 million in cash of underwriting commissions, $7.25 million of deferred underwriting commissions and $0.55 million of other offering costs. In addition, as of December 31, 2021, cash of $0.66 million was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

On October 27, 2021, the underwriters exercised their over-allotment option in full (see Note 6), according to which, on October 28, 2021, the Company consummated the sale of an additional 2,700,000 Units, at $10.00 per Unit, and the sale of an additional 810,000 Private Warrants, at $1.00 per Private Warrant, generating total gross proceeds of $27.81 million, and incurring additional cash underwriting commissions of approximately $0.54 million and deferred underwriting discount of approximately $0.95 million. The proceeds from the sale of the additional Units were deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $209.07 million.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares (as defined in Note 5) if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit $(10.10).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.10 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

As of December 31, 2021, the Company had $0.66 million in its operating bank account, $209.07 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital of $0.86 million.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

ACCRETION ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Going Concern (Continued)

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

ACCRETION ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Emerging Growth Company (Continued)

This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company had $0.66 million in cash as of December 31, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Cash Held in Trust Account

At December 31, 2021, the Company had $209.07 million cash held in the Trust Account that were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury Securities.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs are charged against the carrying value of common stock or stockholders' deficit based on the relative value of the shares of common stock, the warrants and the rights, to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. The Company incurred offering costs amounting to $11.94 million as a result of the Initial Public Offering consisting of $4.14 million of underwriting commissions paid in cash, $7.25 million of deferred underwriting commissions, and $0.55 million of other offering costs. As such, the Company recorded $10.77 million of offering costs as a reduction of temporary equity and $1.17 million of offering costs as a reduction of permanent equity.

ACCRETION ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Stock Subject to Possible Redemption

All of the 20,700,000 shares of common stock sold as part of the Units in the Initial Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, shares of common stock sold as part of the Units reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$207,000,000
Less:
Proceeds allocated to public warrants	(3,321,653)
Proceeds allocated to rights issue	(16,892,298)
Issuance cost of redeemable common stock	(10,763,962)
Plus:
Remeasurement of carrying value to redemption value	33,047,913
Contingently redeemable common stock	$209,070,000

Net Loss Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per common stock is computed by dividing the pro rata net loss between the redeemable common stock and the non-redeemable common stock by the weighted average number of common stock outstanding for the period. The calculation of diluted loss per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

ACCRETION ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share of Common Stock (Continued)

For the period from
February 26, 2021 (inception)
through December 31, 2021
Redeemable common stock
Numerator:
Net loss allocable to common stock subject to possible redemption	$(1,059,329)
Denominator:
Weighted average shares outstanding, redeemable common stock	5,154,851
Basic and diluted net loss per share, redeemable common stock	$(0.21)

Non-redeemable common stock
Numerator:
Net loss allocable to non-redeemable common stock	$(952,114)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	4,633,125
Basic and diluted net loss per share, non-redeemable common stock	$(0.21)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federal depository insurance coverage corporation limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.  If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

ACCRETION ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will  be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statement of operations.

Warrants

ASC 480 requires a reporting entity to classify certain freestanding financial instruments as liabilities (or in some cases as assets). ASC 480-10-S99 addresses concerns raised by the SEC regarding the financial statements classification and measurement of securities subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. If the stock subject to mandatory redemption provisions represents the only shares in the reporting entity, it must report instruments in the liabilities section of its statement of financial position. The stock subject must then describe them as shares subject to mandatory redemption, so as to distinguish the instruments from other financial statements liabilities. The Company concludes that the Public Warrants (defined in Note 3) do not exhibit any of the above characteristics and, therefore, are outside the scope of ASC 480.

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

ASU 2020-06 is effective December 15, 2021 and should be applied on a full or modified retrospective basis. On February 26, 2021, the date of the Company’s inception, the Company adopted the new standard.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ACCRETION ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 3 ─ INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 18,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, one right (“Right”) and one-half of one warrant (“Public Warrant”). Each Right will convert to one-tenth (1/10) share of common stock upon consummation of Business Combination (see Note 7). Each whole Public Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

On October 27, 2021, the underwriters fully exercised their over-allotment option and, on October 28, 2021, purchased an additional 2,700,000 Units, generating additional gross proceeds of approximately $27.00 million, and incurring additional cash underwriting commissions of approximately $0.54 million and deferred underwriting discount of approximately $0.95 million. In connection with the sale of Units pursuant to the over-allotment option, the Company sold an additional 810,000 Private Warrants to the Sponsor and the underwriters generating additional gross proceeds of approximately $0.81 million. A total of approximately $27.27 million of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to approximately $209.07 million.

In connection with the Initial Public Offering, the Company granted the underwriters an option to purchase 2,700,000 shares of the Company’s common stock at the Initial Public Offering price, or $10.00 per share, for 45 days commencing on October 25, 2021 (grant date). Since this option extended beyond the closing of the Initial Public Offering, this option feature represented a call option that was accounted for under ASC 480, Distinguishing Liabilities from Equity. Accordingly, the call option has been separately accounted for at a fair value with the change in fair value between the grant date and October 27, 2021 recorded as other income. The Company used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and again at October 27, 2021 (refer to Note 9 for fair value information).

NOTE 4 ─ PRIVATE WARRANTS

Concurrently with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 7,300,000 Private Warrants, generating gross proceeds of $7.30 million in aggregate in a private placement. Each Private Warrant is exercisable for one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

As a result of the underwriters’ election to fully exercise their over-allotment option on October 27, 2021, the Sponsor and the underwriters and its designees purchased an additional 810,000 Private Warrants, at a purchase price of $1.00 per Private Warrant.

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

ACCRETION ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Founder Shares (Continued)

The sale of the Founder Shares to the Company’s independent director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has assessed the fair value associated with the Founder Shares granted. The fair value of the 250,000 Founder Shares granted to the Company’s independent director nominees was $1.70 million or $6.80 per share. The Founder Shares granted to the Company’s independent director nominees will be offered back to the Sponsor at the same purchase price, in the event a person(s) no longer remained in such designated position upon the consummation of a Business Combination. The Sponsor will have 30 days from the offer date to acquire back these Founder Shares at the same purchase price.

In October 2021, the Company effected a dividend of 862,500 of the Company’s Founder Shares, which resulted in an aggregate of 5,175,000 Founder Shares outstanding. All share and associated amounts have been retroactively restated to reflect the share dividend.

The Founder Shares include an aggregate of up to 675,000 shares of common stock subject to forfeiture by the Sponsors to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On October 27, 2021, the underwriters fully exercised the over-allotment option. Thus, no share of common stock remains subject to forfeiture.

Founder Shares are subject to lock-up until the earlier of (A) 180 days after the completion of its initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after its initial Business Combination that results in all of its public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On April 7, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $0.15 million. The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2021, or the consummation of the Initial Public Offering. The Promissory Note was repaid in full on October 25, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, no Working Capital Loans were outstanding.

ACCRETION ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period ended December 31, 2021, the Company accrued $0.02 million for these services, of which such amount is included in the formation and operating costs on accompanying statement of operations.

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, EBC Founder Shares (as defined in Note 7), and any warrants that may be issued in payment of Working Capital Loans made to Company (and underlying securities) are entitled to registration rights pursuant to an agreement entered into on October 20, 2021. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the EBC Founder Shares (as defined in Note 7) and units issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the consummation of a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering its securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

ACCRETION ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 7 ─ STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share.

At June 30, 2021, there were 5,295,000 shares of common stock issued and outstanding, which such amount having been restated to reflect the share dividend in October 2021 (excluding 18,000,000 shares of common stock subject to possible redemption).

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, no share of preferred stock was issued or outstanding.

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

ACCRETION ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 7 ─ STOCKHOLDERS’ DEFICIT (Continued)

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

ACCRETION ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 7 ─ STOCKHOLDERS’ DEFICIT (Continued)

Warrants (Continued)

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

EBC Founder Shares

In April 2021, the Company issued to EarlyBirdCapital and its designees 100,000 shares of common stock (the “EBC Founder Shares”) at $0.001 per share. The Company accounted for the EBC Founder Shares as an offering cost of the Initial Public Offering, with a corresponding credit to stockholders’ equity. The Company estimated the fair value of EBC Founder Shares to be $580 based upon the price of the Founder Shares issued to the Sponsor. In October 2021, the Company effected a dividend of 20,000 of the Company’s EBC Founder Shares, which resulted in an aggregate of 120,000 EBC Founder Shares outstanding. All share and associated amounts have been retroactively restated to reflect the share dividend. The holders of the EBC Founder Shares have agreed not to transfer, assign, or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

ACCRETION ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 8 ─ INCOME TAX

Income tax expense/(benefit) included in the statement of operations at December 31, 2021 are detailed below:

Current income tax expense
Federal	$—
State	—
Total current income tax expense	—

Deferred tax expense
Federal	(82,448)
State	—
Total deferred income tax expense	(82,448)

Change in valuation allowance	82,448

Total income tax expense	$—

Below is a summary of the Company's deferred tax assets and liabilities:

Deferred tax assets:
Start-up / organizational costs	$58,236
Net operating loss carryforwards	24,212
Total deferred tax assets	82,448

Valuation allowance	(82,448)

Deferred tax assets after valuation allowance	$—

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes at December 31, 2021 is as follows:

Expected tax at 21%	21.00%
State income taxes - net of federal income tax benefits	—%
Non-deductible equity based compensation	(16.90)%
Change in valuations allowance	(4.10)%
Provision for income taxes	—%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, management believes significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.  For the period from February 26, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $82,448.

ACCRETION ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 8 ─ INCOME TAX (Continued)

The Company files income tax returns in the U.S. Federal jurisdiction and State of Colorado, and remains open to examination by the relevant taxing authorities.

The Company has concluded that there were no significant uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the financial statements for the year ended 2021. As of December 31, 2021, the Company had no accrued interest related to uncertain tax positions.

As of December 31, 2021, the Company has U.S. federal NOL carryforwards of $115,295 and can be carried forward indefinitely.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statement of operations.

NOTE 9 ─ FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
●	Level 2 - Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
●	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S Treasury securities	$209,072,882	$—	$—
	$209,072,882	$—	$—

ACCRETION ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9 ─ FAIR VALUE MEASUREMENTS (Continued)

Over-Allotment Liability

The Company used a Black-Scholes option pricing model to estimate the fair value of the overallotment liability of $597,091 as of October 25, 2021. The Company allocated the proceeds received from the sale of Units (which is inclusive of one share of common stock, one-half of one Public Warrant and one Right), first to the Public Warrants, Rights and overallotment liability based on their fair values as determined at initial measurement, with the remaining proceeds allocated to the common stock subject to possible redemption (temporary equity) based on their fair values at the initial measurement date. The overallotment liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimated the volatility of its common stock based on historical volatility that matches the expected remaining life of the overallotment option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the issuance date for a maturity similar to the expected remaining life of the overallotment option. The expected life of the overallotment option is assumed to be equivalent to its remaining contractual term.

The change in the fair value of the over-allotment liability for the period from February 26, 2021 (inception) through December 31, 2021 is summarized as follows:

Over allotment option at October 25, 2021	$597,091
Change in fair value of over allotment option transfer to statement of operations	(81,168)
Transfer to additional paid-in capital upon exercise of over allotment option	(515,923)
Over allotment option at December 31, 2021	$—

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company's accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Title
Brad Morse	Chief Executive Officer and Director
M. Grant Farn	Chief Financial Officer
Daniel Silverman	Chief Operating Officer and Director
Ryan Sullivan	Senior Vice President and Secretary
Doug Sandridge	Vice President
Conor Hess	Vice President
Charles Gwirtsman	Director
Ron Maor	Director
Daniel Posner	Director
Cary D. Steinbeck	Director
Chris Wright	Director

Brad Morse, 34, has served as our Chief Executive Officer and as a director since March 2021. He is the Founder and President of Fulcrum Energy Capital Funds, where he oversees Fulcrum’s efforts in sourcing investments, transaction negotiation and execution, monitoring of active portfolio companies and firm management and strategy. Prior to founding Fulcrum in June 2016, Mr. Morse was the principal energy investment professional at Equity Group Investments (“EGI”), a Chicago-based private investment firm. He served in that role from June 2013 to May 2016. At EGI, Mr. Morse monitored existing investments and closed over $500 million of private equity and credit investments on behalf of EGI and the Zell Credit Opportunities Fund (“ZCOF”), a $1.2 billion dollar private equity fund predominately consisting of third-party limited partner commitments. Mr. Morse served on the board of directors of several Zell-related portfolio companies at EGI and ZCOF. Mr. Morse has been involved in a wide range of restructurings and investments primarily within the energy industry relating to upstream, midstream, and downstream assets. Prior to EGI, Brad was an investment banker at Houlihan Lokey Capital in the firm’s New York office from July 2011 to June 2013. At Houlihan Lokey, Mr. Morse worked in the Financial Restructuring Group, where he was involved in a variety of distressed mergers and acquisitions, debt capital raising transactions, as well as other financing transactions in the special situations and distressed space across multiple industries. Mr. Morse received a B.S.M. in Finance and Business Law as well as an Energy Specialization notation from the A.B. Freeman School of Business at Tulane University, and an M.B.A. from the Olin School of Business at Washington University in St. Louis. He also holds a Series 65 license. Mr. Morse a director of several Fulcrum-related companies. We believe that Mr. Morse’s experience in finance, investing, management and energy make him qualified to serve on our board of directors.

M. Grant Farn, 46, has served as our Chief Financial Officer since July 2021. In addition, Mr. Farn agreed to serve as the Chief Financial Officer of Gondola Resources, LLC beginning October 2021. Mr. Farn served as the Chief Financial Officer of Polaris Production Partners LLC from June 2019 - September 2021. Prior to joining Polaris, Mr. Farn served as the Chief Financial Officer of Ascent Energy, LLC, a Denver-based oil and gas exploration and production company, from July 2016 - October 2018 and Cascade Petroleum LLC, a Denver-based oil and gas exploration and production company, from January 2012 - December 2015. In these roles he led the accounting and finance groups and was integral to fundraising, management, acquisitions and divestitures. Preceding his roles as Chief Financial Officer of such entities, Mr. Farn was a Director with Scotia Waterous where he provided M&A advisory services on over $20 billion of oil and gas asset and corporate transactions. During his tenure with Scotia, he was a key component in the firm’s U.S. and international growth and was integral as an investment professional in the firm’s $250 million private equity platform. Mr. Farn received a bachelors degree in commerce and finance form the University of Calgary and he is a Chartered Financial Analyst® charterholder.

Daniel Silverman, 58, has served as our Chief Operating Officer and as a director since April 2021. He is a Managing Director at Fulcrum Energy Capital Funds, a position he has held since September 2018. Mr. Silverman has over 30 years of experience in the oil and gas industry with the majority spent in acquisitions and senior management roles. Prior to joining Fulcrum, he founded D90 Energy LLC, an oil and gas company, in November 2010. He continues to serve as president and CEO of D90 Energy. In 2002, Mr. Silverman became Executive Vice President and COO of Whittier Energy, where he helped grow production from 1,200 Mcfe per day to over 16 Mmcfe per day at the time of its sale to Sterling Energy (UK) for $192 million in 2007. At Whittier, he was responsible for evaluating and closing of eight negotiated transactions totaling over $85 million as well as a reverse merger into a micro-cap public E&P company in 2003. From 1995 to 1999, he was Managing Director of Acquisitions & Divestitures and a member of the Board of Directors of Torch Energy Advisors. While at Torch, he managed the completion by Nuevo Energy, an investment vehicle related to Torch, of a $492 million purchase of UNOCAL’s upstream California assets. He also assisted with a $182 million purchase of Torch-managed institutional partnerships by Bellwether, another related investment vehicle. While at Torch, he oversaw all aspects of property and well acquisitions, which included evaluating properties, projecting financial results of potential transactions and negotiating and closing transactions. From 1992 to 1995, Mr. Silverman was Manager of Acquisitions and Divestitures at Apache Corporation. At Apache, he was involved in over $1 billion of transactions, including the $102 million purchase of Crystal Oil, the $250 million purchase of Dekalb and a $494 million purchase of assets from Texaco. Prior to Apache, he was the Manager of Acquisitions for a small privately-held Denver-based energy company and a drilling engineer for Pennzoil. Mr. Silverman holds a B.S. in Petroleum Engineering from the University of Texas at Austin (High Honors, 1985) and a M.S. in Mineral Economics from the Colorado School of Mines (High Honors, 1988). We believe Mr. Silverman’s experience in oil and gas operations, acquisitions and divestitures and engineering make him qualified to serve on our board of directors.

Ryan Sullivan, 44, was appointed our Senior Vice President and Secretary in April 2021. He is also a Director at Fulcrum Energy Capital Funds, a position he has held since May 2019. Mr. Sullivan has over 10 years of experience working in the oil and gas industry in direct land and A&D roles, along with business development experience alongside executives from top oil and gas companies. In July 2018, Mr. Sullivan formed Arbor Resources, an oil and gas consulting firm which has generated and successfully marketed over $80 million of oil and gas properties across the Mid-Continent and Rockies regions including non-operated, minerals, and operated leasehold positions. He has served as Arbor’s Managing Member since its formation. Prior to Arbor, Ryan led the Land and Business Development group at Nighthawk Energy from March 2015 to July 2018. At Nighthawk, he directed all land-related transactions and contracts, covering an acreage position of 180,000 net acres and land-related production obligations of 2,000 barrels of oil per day. Prior to Nighthawk, he was in the Land and New Ventures/A&D group at Terracore, a Denver based E&P company, with holdings across the Michigan and Bighorn basins of more than 275,000 net acres. Mr. Sullivan holds a certificate in Land Management from the University of Houston-Downtown, completed the Petroleum Super School at the Colorado School of Mines, and holds a B.S. degree in Physical Science with minors in mathematics and physics from Colorado State University.

Doug Sandridge, 62, was appointed our Vice President in April 2021. He has over 40 years of experience in petroleum land management, regulatory compliance and oil and gas marketing. He is a Vice President of Fulcrum Energy Capital Funds, a position he has held since February 2021, and is responsible for managing land, regulatory, environmental and community engagement activities relating to Gondola Resources, LLC’s oil and gas assets located in the North Park Basin, Jackson County, Colorado. Prior to joining Fulcrum, Mr. Sandridge worked with SandRidge Exploration & Production Company, LLC, where he focused on that company’s North Park Colorado properties from January 2016 to February 2021 (from January 2016 to October 2019 as an independent consultant, from October 2019 to April 2020 as an employee, and from April 2020 to February 2021 as an independent consultant). Mr. Sandridge was previously Vice President of Land and a partner in EE3 LLC, a private equity-backed oil and gas exploration company, where he served from January 2013 to December 2015. Prior to EE3, Mr. Sandridge worked for Forest Oil Corporation, Ellora Energy, LLC, Burk Royalty Co., Ltd., Cobra Oil & Gas Corporation and Petro-Lewis Corporation. Mr. Sandridge graduated from the University of Oklahoma with a BBA in Petroleum Land Management in May 1982. In 2011, he earned his Master of Science Degree in Global Energy Management from the University of Colorado - Denver. He is the founder of EnergyPolicyUS, an organization which promotes non-partisan energy education. He lectures extensively at various universities about energy and is an adjunct professor at the University of Oklahoma.

Conor Hess, 31, has served as our Vice President since April 2021. He is a Vice President at Fulcrum Energy Capital Funds, a position he has held since July 2019, and is responsible for evaluating new investment opportunities, monitoring existing investments, and portfolio company related operational work. Prior to joining Fulcrum, Mr. Hess was an Assistant Vice President in the Energy Credit Resolution Group at Wells Fargo from January 2017 to July 2019 (starting as an Analyst and later being promoted to Associate in May 2017, and then to Assistant Vice President in May 2018), where he assisted in the management and restructuring of a portfolio of distressed corporate energy credits, primarily in the upstream and oilfield services subsectors. Before moving to the Energy Credit Resolution Group, Mr. Hess was an Analyst in the corporate banking group at Wells Fargo from April 2016 to December 2016, where he covered a portfolio of non-investment grade energy credits, ranging from private equity backed, single basin operators to large-cap, diversified companies in the upstream, midstream and downstream sub-sectors. Mr. Hess began his career as a rotational Analyst in Wells Fargo Capital Finance, where he worked in factoring and asset-based lending groups from July 2014 to March 2016. Mr. Hess attended the Daniels College of Business at the University of Denver, graduating with a B.S.B.A. in Finance and an M.B.A. with a concentration in Corporate Finance.

Charles Gwirtsman, 68, was appointed to our board of directors in April 2021. He has approximately 35 years of experience in private equity, mergers and acquisitions, buyouts and corporate finance. Since 1996, Mr. Gwirtsman has been a Co-Founder and Managing Director at KRG Capital Partners (“KRG”). Mr. Gwirtsman has served as a member of KRG’s Investment Committee since its inception and as a lead Managing Director, Chairman and a member of the Board of Directors for many of its portfolio companies, including four energy-related companies. Over its 25-year history, KRG has invested in 46 platform companies and has consummated 213 add-on acquisitions. KRG has raised $4.7 billion of equity from four institutional private equity funds and from co-investments by its limited partners. Prior to co-founding KRG, Mr. Gwirtsman served as a Senior Vice President with Fiduciary Capital Management Company as part of a team managing two mezzanine debt funds. Prior to that, Mr. Gwirtsman served as a Corporate Vice President with Paine Webber, Inc. in the Private Finance Group. Mr. Gwirtsman earned a Master of Business Administration degree in Finance from the University of Denver and a Bachelor of Arts degree in English from Columbia University. We believe Mr. Gwirtsman’s experience in investing and finance make him qualified to serve on our board of directors.

Ron Maor, 57, was appointed to our board of directors in April 2021. Mr. Maor joined Isramco Negev 2, LP (TASE: ISRA.L) as CEO in April 2021. Isramco is the largest shareholder in the Tamar gas field located in the Mediterranean Sea off the coast of Israel. Mr. Maor was previously the Vice Chairman and CEO of Modiin Energy Limited Partnership (TASE:MDIN-L), a position he held from May 2010 to March 2021. At Modiin Energy, Mr. Maor led the company’s participation in offshore projects in Israel including the Shimshon discovery. Mr. Maor also established Modiin’s U.S. portfolio with the development of onshore projects in Kern County, California and recently an acquisition of the NPB field in Colorado. Prior to joining Modiin in 2010, Mr. Maor was the SVP for business development at Africa Israel Investments, where he was responsible for global business development and investor relations. Before joining Africa Israel in 2006, Mr. Maor was the CEO of Isal Amlat Investments, a diversified investments company. Mr. Maor holds a law degree (LLB) from the Tel Aviv University and an MBA from INSEAD (France). Mr. Maour serves on the board of two Israeli public companies, Azorim Living REIT Fund and Smart Agro, and previously served on the board of a third, Modiin Energy Limited Partnership. We believe Mr. Maor’s experience in oil and gas exploration and development, business development and investor relations make him qualified to serve on our board of directors.

Daniel Posner, 52, was appointed to our board of directors in April 2021. He is the Chief Investment Officer of Rensop Investment Group, a position he has held since March 2019. Prior to that, he was the Co-Chief Investment Officer and Co-Founder of AB Energy Opportunities, an affiliate of AllianceBernstein, from March 2016 to March 2019. He served as President and Chief Investment Officer of GC Synexus, the event driven credit hedge fund manager of Golub Capital, and led the firm’s Opportunistic Credit business from February 2011 to March 2016. Previously, Mr. Posner was a Managing Director of D. E. Shaw & Co., where he was the global head of the firm’s Credit Opportunities and Distressed Investing Unit as well as head of the firm’s Portfolio Acquisition Unit. He also served on the investment committee of the firm’s Global Direct Capital activities. During his nine years at the firm, he served on numerous boards and restructuring committees. Prior to joining D. E. Shaw, Mr. Posner was a Senior Vice President at Intermarket Corporation, a hedge fund manager specializing in event driven strategies. His earlier professional experience included distressed investment and advisory roles at UBS O’Connor, Deloitte Consulting Group, and Goldman Sachs. Mr. Posner holds a BA in Economics from Yeshiva University, magna cum laude, with awards in Economics and Literature, and an MBA from the University of Chicago, where he was a Gesher Fellow and received a Bridge Fellowship. We believe Mr. Posner’s in finance and capital markets make him qualified to serve on our board of directors.

Cary D. Steinbeck, 50, was appointed to our board of directors in July 2021. He has served as a Managing Director at Shea Ventures, an investment firm, since October 2014. From 2007 to 2014, he served as a Managing Director at Oakmont Corporation, an investment firm. Mr. Steinbeck is also a director at Liberty Oilfield Services Inc. (NYSE: LBRT) and Liberty Resources LLC and is a Chartered Financial Analyst® charterholder. Mr. Steinbeck has a Bachelor of Arts in Economics from the University of California, Santa Barbara, and a Master of Business Administration from the University of Southern California. We believe that Mr. Steinbeck’s experience in the private equity industry, energy sector investing experience, extensive board participation and understanding of financial markets will provide valuable insights and qualify him for service on our board of directors.

Chris Wright, 57, was appointed to our board of directors in April 2021. Mr. Wright has served as Chief Executive Officer of Liberty Oilfield Services (NYSE: LBRT) since December 2016 and has served on the board of that company since January 2018. He also served as the Chief Executive Officer of Liberty Holdings from its founding in 2011 until January 2018. Mr. Wright is also the Executive Chairman of Liberty Resources LLC, an oil and natural gas exploration and production company focused in the Williston Basin, and was its Chief Executive Officer from its formation in September 2010 until March 2017. Mr. Wright founded Pinnacle Technologies, a company that developed and commercialized tiltmeter and microseismic fracture mapping, and served as Chief Executive Officer of Pinnacle Technologies from 1992 to 2006. From 2000 to 2006, Mr. Wright served as Chairman of Stroud Energy, Inc., a shale natural gas producer. Mr. Wright currently serves on the Board of Directors for Urban Solution Group, US Ceramics, LLC and the Federal Reserve Bank of Kansas City, Denver Branch. Mr. Wright has a Bachelor of Science in Mechanical Engineering from the Massachusetts Institute of Technology (“MIT”) and conducted graduate work in electrical engineering at both the University of California-Berkeley and MIT. We believe Mr. Wright’s experience in oil and gas services, operations and management make him qualified to serve on our board of directors.

Board Structure

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Maor and Posner, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Wright and Steinbeck will expire at the second annual meeting. The term of office of the third class of directors, consisting of Messrs. Morse, Silverman, and Gwirtsman, will expire at the third annual meeting.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Messrs. Gwirtsman, Maor, Posner, Steinbeck and Wright are our independent directors. Our independent directors may have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors.

Audit Committee

Effective October 20, 2021, we established an audit committee of the board of directors, in accordance with applicable SEC rules, which consists of Messrs. Gwirtsman, Posner, and Steinbeck, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

During the fiscal year ended December 31, 2021, Accretion’s audit committee held one meeting. Each of the Company’s audit committee members attended the meeting of the audit committee in fiscal year 2021.

Financial Experts on Audit Committee

Each member of our audit committee is an “independent director”  and is “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.  In addition, our board of directors has determined that Mr. Posner qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective October 20, 2021, we established a nominating committee of the board of directors, which consists of Messrs. Gwirtsman, Maor, and Posner, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

During the fiscal year ended December 31, 2021, the Company’s nominating committee did not hold any meetings.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective October 20, 2021, we established a compensation committee of the board of directors, which will consist of Messrs. Maor, Steinbeck, and Wright, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated below, other than the $10,000 per month administrative fee (which has not been charge by our Sponsor), no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

During the fiscal year ended December 31, 2021, the Company’s compensation committee did not hold any meetings.

Code of Ethics

We have adopted a Code of Ethics applicable to our management team and employees in accordance with applicable federal securities laws. We have filed a copy of our form of Code of Ethics and our board committee charters as exhibits to the initial registration statement for our IPO. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us, or may accessed on our company website at https://accretionacquisition.com/investors/. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics on our website at https://accretionacquisition.com/investors/.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Our amended and restated certificate of incorporation provides that:

●	except as may be prescribed by any written agreement with us, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and
●	our officers and directors will not be liable to the Company or its stockholders for monetary damages for breach of any fiduciary duty by reason of any of our activities or any of our Sponsor or its affiliates to the fullest extent permitted by Delaware law.

Our officers and directors are, and may in the future become, affiliated with other companies. In order to minimize potential conflicts of interest which may arise from such other corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he ceases to be an officer or director, to present to the Company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have. The foregoing agreement does not restrict our officers and directors from becoming affiliated with other companies in the future which could take priority over the Company. However, we believe that such agreement still benefits us because our officers and directors are obligated to present suitable business opportunities to us to the extent that none of their other fiduciary or contractual obligations require them to present it to another entity.

The following table summarizes the pre-existing fiduciary or contractual obligations of our officers and directors besides our Sponsor:

Name of Individual	Name of Affiliated Entity	Entity’s Business	Affiliation
Brad Morse	Fulcrum Energy Capital Funds	Private Equity	Founder and President
M. Grant Farn	Gondola Resources, LLC	Upstream Oil and Gas	Chief Financial Officer
Daniel Silverman	Fulcrum Energy Capital Funds	Private Equity	Managing Director
Ryan Sullivan	Fulcrum Energy Capital Funds Arbor Resources	Private Equity Oil and Gas Consulting	Director Managing Member
Doug Sandridge	Fulcrum Energy Capital Funds	Private Equity	Vice President
Conor Hess	Fulcrum Energy Capital Funds	Private Equity	Vice President
Chris Wright	Liberty Oilfield Services Liberty Resources LLC	Oilfield Services Upstream Oil and Gas	CEO and Director Executive Chairman
Daniel Posner	Rensop Investment Group	Private Equity	Chief Investment Officer
Charles Gwirtsman	KRG Capital Partners	Private Equity	Co-Founder and Managing Director
Ron Maor	Isramco Negev 2 Azorim Living REIT Fund Smart Agro	Upstream Oil and Gas Real Estate Investing Agriculture	CEO Director Director
Cary Steinbeck	Shea Ventures Liberty Oilfield Services Inc. Liberty Resources LLC	Investment Firm Oilfield Services Upstream Oil and Gas	Managing Director Director Director

While the foregoing may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

Investors should also be aware of the following additional potential conflicts of interest:

•

None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•

Unless we consummate our initial business combination, our officers, directors and Sponsor will not receive reimbursement or repayment for any out-of-pocket expenses incurred by them, or loans made to us, to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

•

The founders’ shares beneficially owned by our initial stockholders and the private warrants purchased by our Sponsor, and any warrants which our officers or directors may purchase in the aftermarket, will expire worthless if a business combination is not consummated. This is because our officers and directors and affiliates will not receive liquidation distributions from the trust account with respect to any of the founders’ shares or private warrants.

For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our officers, directors, Sponsor or initial stockholders unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. We will also need to obtain the approval of a majority of our disinterested independent directors. Furthermore, in no event will any of our Sponsor, members of our management team or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the administrative fee of up to $10,000 per month, the payment of consulting, success or finder fees to our Sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination, repayment of the $150,000 loan and reimbursement of any out-of-pocket expenses.

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires directors, certain officers, and beneficial owners of 10% or more of our common stock to file with the SEC initial reports of beneficial ownership (Form 3) and reports of subsequent changes in their beneficial ownership (Form 4 or Form 5) of our common stock. Such directors, officers and greater-than-10% stockholders are required to furnish the Company with copies of the Section 16(a) reports they file. The SEC has established specific due dates for these reports, and the Company is required to disclose in this Annual Report any late filings or failures to file.

Based solely upon a review of the copies of the Section 16(a) reports (and any amendments thereto) furnished to the Company and written representations from certain reporting persons that no additional reports were required, the Company believes that its directors, reporting officers and greater-than-10% stockholders complied with all these filing requirements for the fiscal year ended December 31, 2021, except for Form 3s reporting the initial securities ownership of Charles Gwirtsman (filed two business days late), Ron Maor (filed two business days late), Daniel Silverman (filed six business days late), and Daniel Posner (filed six business days late). Each Form 3 was filed late due to administrative errors related to receiving EDGAR filing codes but were promptly filed after receiving the EDGAR filing codes.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the effective date of the Initial Public Offering and through the acquisition of a target business, we have agreed to pay Accretion Acquisition Sponsor, LLC, our Sponsor, an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services; however, as of the date of this Annual Report, our Sponsor has not charged the Company the $10,000 per month administrative fee. This arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our Sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and the repayment of the up to $150,000 of loans that may be made by our Sponsor to us, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, initial stockholders, special advisors, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 15, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the private warrants as the warrants are not exercisable within 60 days of March 15, 2022. As of March 15, 2021, 25,995,000 shares of our common stock were outstanding.

		Approximate Percentage of
	Amount and Nature of Beneficial	Outstanding Shares of
Name and Address of Beneficial Owner(1)	Ownership	Common Stock
Accretion Acquisition Sponsor, LLC(2)	4,875,000	18.8%
Karpus Investment Management(3)	1,610,344	6.2%
Highbridge Capital Management, LLC(4)	1,428,890	5.5%
Brad Morse(5)	4,875,000	18.8%
M. Grant Farn	—	—
Conor Hess(6)	—	—
Doug Sandridge	—	—
Daniel Silverman	—	—
Ryan Sullivan(6)	—	—
Charles Gwirtsman(6)	60,000	*
Cary Steinbeck(6)	60,000	*
Ron Maor(6)	60,000	*
Daniel Posner(6)	60,000	*
Chris Wright(6)	60,000	*
All directors and executive officers as a group (11 individuals)	5,175,000	19.9%

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Accretion Acquisition Corp., 240 Saint Paul, Suite 502, Denver, CO 80206.
(2)

Based on information contained in a Schedule 13G filed with the SEC on February 11, 2022, (i) Accretion Acquisition Sponsor, LLC, (ii) Accretion Acquisition GP Sponsor, LLC, and (iii) Morse AAC SPAC GP Sponsor, LLC (collectively, the “Sponsor Entities”), and Brad Morse had sole voting power and sole dispositive power with respect to 4,875,000 shares as of December 31, 2021. The manager of Accretion Acquisition Sponsor, LLC is Accretion Acquisition GP Sponsor, LLC, which is managed by Morse AAC SPAC GP Sponsor, LLC. Morse AAC SPAC GP Sponsor, LLC is managed by Brad Morse. Accordingly, all securities held by Accretion Acquisition Sponsor, LLC may ultimately be deemed to be beneficially held by Mr. Morse. The address for the Sponsor Entities and Mr. Morse is 240 Saint Paul, Suite 502, Denver, CO 80206.

(3)

Based on information contained in a Schedule 13G filed with the SEC on February 14, 2022, Karpus Investment Management (“Karpus”) had sole voting power with respect to 1,500,344  shares and sole dispositive power with respect to 1,610,344 shares as of December 31, 2021. The address for Karpus is 183 Sully's Trail, Pittsford, New York 14534.

(4)

Based on information contained in a Schedule 13G/A filed with the SEC on February 3, 2022, Highbridge Capital Management, LLC (“Highbridge”) had shared voting power and shared dispositive power with respect to 1,428,890 shares as of December 31, 2021. The address for Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(5)

Represents securities held by Accretion Acquisition Sponsor, LLC, our Sponsor. The manager of Accretion Acquisition Sponsor, LLC is Accretion Acquisition GP Sponsor, LLC, which is managed by Morse AAC SPAC GP Sponsor, LLC. Morse AAC SPAC GP Sponsor, LLC is managed by Brad Morse. Accordingly, all securities held by Accretion Acquisition Sponsor, LLC may ultimately be deemed to be beneficially held by Mr. Morse.

(6)

Does not include any securities held by Accretion Acquisition Sponsor, LLC, of which each indicated person is a direct or indirect member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

All of the founders’ shares outstanding prior to our IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (i) with respect to 50% of such shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of such shares, one year after the date of the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founders’ shares.

Our executive officers and our Sponsor are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2021, we issued 4,312,500 shares of common stock to our Sponsor for in exchange for the payment of $25,000 of our deferred offering costs, at a purchase price of approximately $0.006 per share, in connection with our organization. In September 2021, our Sponsor transferred 50,000 founders’ shares to each of our independent directors at the same per-share purchase price paid by our Sponsor. In October 2021, we effected a dividend of 0.2 shares of common stock for each outstanding share of common stock.

Our Sponsor purchased 7,300,000 private warrants (for a total purchase price of $7,300,000) from us. This purchase took place on a private placement basis simultaneously with the consummation of our IPO. As a result of the over-allotment option being exercised by the underwriters in full, our Sponsor purchased from us an additional 810,000 private warrants in a private placement that occurred simultaneously with the purchase of units resulting from the exercise of the over-allotment option. The purchase price for the private warrants was deposited into the trust account simultaneously with the consummation of our IPO. The private warrants are identical to the warrants included in the units sold in our IPO. Our Sponsor agreed not to transfer, assign or sell any of the private warrants and founders’ shares (except to certain permitted transferees) until after the completion of our initial business combination. Furthermore, our Sponsor agreed (A) to vote its shares in favor of any proposed business combination, (B) not to convert any such shares in connection with a stockholder vote to approve a proposed initial business combination or sell any such shares to us in a tender offer in connection with a proposed initial business combination and (C) that such shares shall not participate in any liquidating distribution from our trust account upon winding up if a business combination is not consummated. In the event of a liquidation prior to our initial business combination, the private warrants will likely be worthless.

In order to meet our working capital needs following the consummation of our IPO, our Sponsor, initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. These warrants would be identical to the private warrants. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

The holders of our founders’ shares, as well as the holders of the private warrants and any units our Sponsor, initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to an agreement entered into in connection with the consummation of our IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

On April 7, 2021, our Sponsor loaned us $150,000 under a promissory note to cover expenses related to our IPO. We repaid the loan in the connection with the consummation of our IPO.

Our Sponsor has agreed that, commencing on the consummation of our IPO through the earlier of our consummation of our initial business combination or the liquidation of the trust account, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay up to $10,000 per month for these services; however, as of the date of this Annual Report, our Sponsor has not charged the Company the $10,000 per month administrative fee. We believe, based on rents and fees for similar services, that these fees are at least as favorable as we could have obtained from an unaffiliated person.

We have entered agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation.

Other than the administrative fee of up to the $10,000 per month, the payment of consulting, success or finder fees to our Sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and repayment of the $150,000 loan, no compensation or fees of any kind will be paid to our Sponsor, initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our disinterested independent directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) a greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to help our board determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. We will also need to obtain approval of a majority of our disinterested independent directors.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Messrs. Gwirtsman, Maor, Posner, Steinbeck and Wright are our independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm since inception include:

Period from
February 26, 2021
(date of inception) through
December 31, 2021
Audit Fees (1)	$72,098
Audit-Related Fees (2)	—
Tax Fees (3)	—
All Other Fees (4)	—
Total	$72,098

(1)

Audit Fees. Audit fees consist of fees billed or to be billed for professional services rendered for the audit of our financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards, including permitted due diligence services related to a potential business combination.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.

(b)Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement between the Company and EarlyBirdCapital, Inc. and Stephens Inc., as representatives of the underwriters.	8-K	001-40940	1.1	10/25/2021
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40940	3.1	10/25/2021
3.2	Amended and Restated Bylaws.	8-K	001-40940	3.2	10/25/2021
4.1	Specimen Unit Certificate.	S-1	333-258925	4.1	9/29/2021
4.2	Specimen Common Stock Certificate.	S-1	333-258925	4.2	9/29/2021
4.3	Specimen Warrant Certificate.	S-1	333-258925	4.3	9/29/2021
4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.	8-K	001-40940	4.1	10/25/2021
4.5	Specimen Rights Certificate.	S-1	333-258925	4.5	9/29/2021
4.6	Rights Agreement between the Company and Continental Stock Transfer & Trust Company	8-K	001-40940	4.2	10/25/2021
4.7	Description of Capital Stock					X
10.1	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company.	8-K	001-40940	10.1	10/25/2021
10.2	Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company, and the Company’s Initial Stockholders.	8-K	001-40940	10.2	10/25/2021
10.3	Registration Rights Agreement between the Company and the Company’s Initial Stockholders.	8-K	001-40940	10.3	10/25/2021
10.4	Form of Indemnification Agreement with each of the Company’s officers and directors.	8-K	001-40940	10.4	10/25/2021

10.5	Form of Letter Agreement from each of the Company’s officers, directors and sponsor.	8-K	001-40940	10.5	10/25/2021
10.6	Subscription agreement for private warrants by and between the Company and Accretion Acquisition Sponsor, LLC.					X
10.7	Administrative Services Agreement by and between the Company and Accretion Acquisition Sponsor, LLC.					X
31.1

Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
31.2

Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2022.

ACCRETION ACQUISITION CORP.
(Registrant)

By:	/s/ Brad Morse
Name:	Brad Morse
Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brad Morse	Chief Executive Officer and Director	March 31, 2022
Brad Morse	(Principal Executive Officer)
/s/ M. Grant Farn	Chief Financial Officer	March 31, 2022
M. Grant Farn	(Principal Financial Officer)

/s/ Conor Hess	Vice President	March 31, 2022
Conor Hess	(Principal Accounting Officer)

/s/ Daniel Silverman	Chief Operating Officer and Director	March 31, 2022
Daniel Silverman

/s/ Charles Gwirtsman	Director	March 31, 2022
Charles Gwirtsman

/s/ Cary Steinbeck	Director	March 31, 2022
Cary Steinbeck

/s/ Ron Maor	Director	March 31, 2022
Ron Maor

/s/ Daniel Posner	Director	March 31, 2022
Daniel Posner

/s/ Chris Wright	Director	March 31, 2022
Chris Wright