Form 10-Q
period 2022-03-31
ACCRETION ACQUISITION CORP.
filed 2022-05-16
CIK 1855555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2022, 25,995,000 shares of common stock of Accretion Acquisition Corp. were outstanding.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	1
Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 26, 2021 (inception) through March 31, 2021 (unaudited)	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three months ended March 31, 2022 and for the period from February 26, 2021 (inception) through March 31, 2021 (unaudited)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 26, 2021 (inception) through March 31, 2021 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	27

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACCRETION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Cash	$406,849	$661,776
Prepaid expenses - current	302,399	315,012
Total Current Assets	709,248	976,788
Cash held in Trust Account	209,090,111	209,072,882
Prepaid expenses - non current	167,443	241,314
Total Assets	$209,966,802	$210,290,984

Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit
Current Liabilities
Accrued expenses	$404,893	$120,753
Franchise tax payable	50,000	118,177
Total Current Liabilities	454,893	238,930
Deferred underwriting commission	7,245,000	7,245,000
Total Liabilities	7,699,893	7,483,930

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 20,700,000 shares at $10.10 per share redemption value	209,070,000	209,070,000

Stockholders' Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,295,000 shares issued and outstanding	5,295	5,295
Additional paid-in capital	—	—
Accumulated deficit	(6,808,386)	(6,268,241)
Total Stockholders' Deficit	(6,803,091)	(6,262,946)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit	$209,966,802	$210,290,984

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the period from
		February 26, 2021
	Three Months Ended	(inception) through
	March 31, 2022	March 31, 2021
Formation and operating costs	$507,374	$780
Franchise tax expense	50,000	—
Loss on operations	(557,374)	(780)
Other income:
Dividend received	17,229	—
Net loss	$(540,145)	$(780)

Basic and diluted weighted average shares outstanding of redeemable common stock	20,700,000	—
Basic and diluted net loss per share, redeemable common stock	$(0.02)	$—

Basic and diluted weighted average shares outstanding of non-redeemable common stock	5,295,000	5,175,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

Three Months Ended March 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	5,295,000	$5,295	$—	$(6,268,241)	$(6,262,946)
Net loss	—	—	—	(540,145)	(540,145)
Balance — March 31, 2022	5,295,000	$5,295	$—	$(6,808,386)	$(6,803,091)

For the period from February 26, 2021 (inception) through March 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — February 26, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	5,175,000	5,175	—	—	5,175
Net loss	—	—	—	(780)	(780)
Balance — March 31, 2021	5,175,000	$5,175	$—	$(780)	$4,395

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
	Three Months	February 26, 2021
	Ended	(inception) through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(540,145)	$(780)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned from Trust Account	(17,229)	—
Changes in operating assets and liabilities:
Prepaid expenses - current	12,613	—
Prepaid expenses - non-current	73,871	—
Accrued expenses	284,140	780
Franchise tax payable	(68,177)	—
Net cash used in operating activities	(254,927)	—

Net Change in Cash:	(254,927)	—
Cash - Beginning of period	661,776	—
Cash - End of period	$406,849	$—

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued expenses	$—	$12,500

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $0.41 million in its operating bank account, and $209.09 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital of $0.25 million.

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

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Liquidity and Going Concern (Continued)

The Company will need to raise additional capital through loans or additional investments through April 25, 2023 from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Emerging Growth Company (Continued)

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

Cash and Cash Equivalents

The Company had $0.41 million in cash as of March 31, 2022. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Cash Held in Trust Account

At March 31, 2022, the Company had $209.09 million cash held in the Trust Account that were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury Securities.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs are charged against the carrying value of common stock or stockholders’ deficit based on the relative value of the shares of common stock, the warrants and the rights, to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. The Company incurred offering costs amounting to $11.94 million as a result of the Initial Public Offering consisting of $4.14 million of underwriting commissions paid in cash, $7.25 million of deferred underwriting commissions, and $0.55 million of other offering costs. As such, the Company recorded $10.77 million of offering costs as a reduction of temporary equity and $1.17 million of offering costs as a reduction of permanent equity.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

No such adjustments were recorded as of March 31, 2022.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

		For the period from
		February 26, 2021
	Three Months Ended	(inception) through
	March 31, 2022	March 31, 2021
Redeemable common stock
Numerator:
Net loss allocable to common stock subject to possible redemption	$(430,121)	$—
Denominator:
Weighted average shares outstanding, redeemable common stock	20,700,000	—
Basic and diluted net loss per share, redeemable common stock	$(0.02)	$—

Non-redeemable common stock
Numerator:
Net loss allocable to non-redeemable common stock	$(110,024)	$(780)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	5,295,000	5,175,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)	$(0.00)

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

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In connection with the Initial Public Offering, the Company granted the underwriters an option to purchase 2,700,000 shares of the Company’s common stock at the Initial Public Offering price, or $10.00 per share, for 45 days commencing on October 25, 2021 (grant date). Since this option extended beyond the closing of the Initial Public Offering, this option feature represented a call option that was accounted for under ASC 480, Distinguishing Liabilities from Equity. Accordingly, the call option has been separately accounted for at a fair value with the change in fair value between the grant date and October 27, 2021 recorded as other income. The Company used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and again at October 27, 2021 (refer to Note 8 for fair value information).

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

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 ─ PRIVATE WARRANTS (Continued)

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

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022, no Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company accrued $0.03 million for these services, of which such amount is included in the operating costs on accompanying statement of operations.

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

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES (Continued)

Underwriting Agreement (Continued)

On October 27, 2021, the underwriters fully exercised the over-allotment option. As a result, they were entitled to an additional underwriting discount of $0.54 million in cash, and a further deferred underwriting discount of $0.95 million.

Advisory Agreement

Through March 31, 2022, the Company entered into an agreement with the M&A advisors (who also served as the Company’s underwriters during the Initial Public Offering) in connection with the evaluation, pursuit and conduct of one or more proposed transactions for a potential Business Combination (the “Advisory Agreement”). At balance sheet date, fees for the services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed balance sheets.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, no share of preferred stock was issued or outstanding.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 ─ STOCKHOLDERS’ DEFICIT (Continued)

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

The Company may redeem the Public Warrants (excluding the Private Warrants and any warrants underlying units issued upon conversion of the Working Capital Loans):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time after the warrants become exercisable;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 ─ STOCKHOLDERS’ DEFICIT (Continued)

Warrants (Continued)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 ─ FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•	Level 2 - Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
•	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S Treasury securities	$209,090,111	$—	$—
	$209,090,111	$—	$—

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

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 ─ FAIR VALUE MEASUREMENTS (Continued)

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

The change in the fair value of the over-allotment liability for the period from February 26, 2021 (inception) through December 31, 2021 is summarized as follows:

Over allotment option at October 25, 2021	$597,091
Change in fair value of over allotment option transfer to statement of operations	(81,168)
Transfer to additional paid-in capital upon exercise of over-allotment option	(515,923)
Over-allotment option at December 31, 2021	$—

NOTE 9 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

All activity through March 31, 2022 relates to our formation, the IPO, and search for a prospective business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022, were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash held in the trust account after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $0.54 million, which consisted of dividend income of $17,229, offset by franchise tax expense of $0.05 million and operating costs of $0.51 million.

For the period from February 26, 2021 (inception) through March 31, 2021, we had a net loss of $780, which consisted of formation costs.

Liquidity and Capital Resources

As of March 31, 2022, we had $0.41 million in cash and no cash equivalents.

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

As of March 31, 2022, we had cash held in the trust account of $209.09 million. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $0.41 million outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Support Agreement

Commencing on the effective date of the IPO, we have agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2022, the Company accrued $0.03 million for these services, of which such amount is included in the operating costs on accompanying statement of operations.

Advisory Agreement

Through March 31, 2022, the Company entered into an agreement with the M&A advisors (who also served as the Company’s underwriters during the Initial Public Offering) in connection with the evaluation, pursuit and conduct of one or more proposed transactions for a potential Business Combination (the “Advisory Agreement”). At balance sheet date, fees for the services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed balance sheets.

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

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no sales of unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q.

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

ACCRETION ACQUISITION CORP.
(Registrant)

Date: May 13, 2022	By:	/s/ M. Grant Farn
M. Grant Farn
Chief Financial Officer
(Principal Financial Officer)