Form 10-Q
period 2022-06-30
ACCRETION ACQUISITION CORP.
filed 2022-08-10
CIK 1855555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, 25,995,000 shares of common stock of Accretion Acquisition Corp. were outstanding.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 26, 2021 (inception) through June 30, 2021 (unaudited)	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 26, 2021 (inception) through June 30, 2021 (unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 26, 2021 (inception) through June 30, 2021 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACCRETION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$316,265	$661,776
Prepaid expenses - current	299,590	315,012
Total Current Assets	615,855	976,788
Cash held in Trust Account	209,387,051	209,072,882
Prepaid expenses - non current	92,751	241,314
Total Assets	$210,095,657	$210,290,984

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$612,562	$120,753
Related party payable	60	—
Income tax payable	20,764	—
Franchise tax payable	52,781	118,177
Total Current Liabilities	686,167	238,930
Deferred underwriting commission	7,245,000	7,245,000
Total Liabilities	7,931,167	7,483,930

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, $0.001 par value; 20,700,000 shares at $10.12 per share redemption value as of June 30, 2022 and at $10.10 per share redemption value as of December 31, 2021	209,387,051	209,070,000

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,295,000 shares issued and outstanding	5,295	5,295
Additional paid-in capital	—	—
Accumulated deficit	(7,227,856)	(6,268,241)
Total Stockholders’ Deficit	(7,222,561)	(6,262,946)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$210,095,657	$210,290,984

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the period from
	For the Three	For the Three	For the Six	February 26, 2021
	Months Ended	Months Ended	Months Ended	(inception) through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Formation and operating costs	$328,596	$579	$835,970	$1,359
Franchise tax expense	50,000	—	100,000	—
Loss on operations	(378,596)	(579)	(935,970)	(1,359)
Other income:
Dividend received	296,941	—	314,170	—
Loss before provision for income taxes	(81,655)	(579)	(621,800)	(1,359)
Income tax expense	(20,764)	—	(20,764)	—
Net loss	$(102,419)	$(579)	$(642,564)	$(1,359)

Basic and diluted weighted average shares outstanding of redeemable common stock	20,700,000	—	20,700,000	—
Basic and diluted net loss per share, redeemable common stock	$(0.00)	$0.00	$(0.02)	$0.00

Basic and diluted weighted average shares outstanding of non-redeemable common stock	5,295,000	4,620,000	5,295,000	4,620,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.00)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

For the Three and Six Months Ended June 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	5,295,000	$5,295	$—	$(6,268,241)	$(6,262,946)
Net loss	—	—	—	(540,145)	(540,145)
Balance - March 31, 2022 (unaudited)	5,295,000	$5,295	$—	$(6,808,386)	$(6,803,091)
Remeasurement of common stock to redemption amount	—	—	—	(317,051)	(317,051)
Net loss	—	—	—	(102,419)	(102,419)
Balance - June 30, 2022 (unaudited)	5,295,000	$5,295	$—	$(7,227,856)	$(7,222,561)

For the period from February 26, 2021 (inception) through June 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - February 26, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	5,175,000	5,175	—	—	5,175
Net loss	—	—	—	(780)	(780)
Balance - March 31, 2021 (unaudited)	5,175,000	$5,175	$—	$(780)	$4,395
Contribution surplus	—	—	19,825	—	19,825
Issuance of EBC Founder Shares	120,000	120	460	—	580
Net loss	—	—	—	(579)	(579)
Balance - June 30, 2021 (unaudited)	5,295,000	$5,295	$20,285	$(1,359)	$24,221

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
	For the Six	February 26, 2021
	Months Ended	(inception) through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(642,564)	$(1,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned from Trust Account	(314,170)	—
Changes in operating assets and liabilities:
Prepaid expenses - current	15,423	—
Prepaid expenses - non-current	148,563	—
Accrued expenses	491,809	1,359
Related party payable	60	—
Income tax payable	20,764	—
Franchise tax payable	(65,396)	—
Net cash used in operating activities	(345,511)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from promissory note - related party	—	150,000
Payment of offering costs	—	(64,625)
Net cash provided by financing activities	—	110,375

Net change in cash:	(345,511)	110,375
Cash - Beginning	661,776	—
Cash - Ending	$316,265	$110,375

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued expenses	$—	$180,627
Deferred offering costs paid through promissory note - related party	$—	$52,125
Issuance of EBC Founder Shares	$—	$580
Remeasurement of common stock subject to redemption to redemption value	$317,051	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares (as defined in Note 5) if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.10.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $0.32 million in its operating bank account, and $209.39 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficiency of $0.07 million.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these evets, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company had $0.32 million in cash as of June 30, 2022 and $0.66 million at December 31, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022.

Cash Held in Trust Account

At June 30, 2022, the Company had $209.39 million cash held in the Trust Account, and $209.07 million at December 31, 2021, that were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury Securities.

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

As of June 30, 2022 and December 31, 2021, shares of common stock sold as part of the Units reflected on the condensed balance sheets are reconciled in the following table:

	As of	As of
	June 30, 2022	December 31, 2021
Gross proceeds	$207,000,000	$207,000,000
Less:
Proceeds allocated to public warrants	(3,321,653)	(3,321,653)
Proceeds allocated to rights issue	(16,892,298)	(16,892,298)
Issuance cost of redeemable common stock	(10,763,962)	(10,763,962)
Plus:
Remeasurement of carrying value to redemption value	33,364,964	33,047,913
Contingently redeemable common stock	$209,387,051	$209,070,000

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

				For the period from
	For the Three	For the Three	For the Six	February 26, 2021
	Months Ended	Months Ended	Months Ended	(inception) through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Redeemable common stock
Numerator:
Net loss allocable to common stock subject to possible redemption	$(81,557)	$—	$(511,678)	$—
Denominator:
Weighted average shares outstanding, redeemable common stock	20,700,000	—	20,700,000	—
Basic and diluted net loss per share, redeemable common stock	$(0.00)	$0.00	$(0.02)	$0.00

Non-redeemable common stock
Numerator:
Net loss allocable to non-redeemable common stock	$(20,862)	$(579)	$(130,886)	$(1,359)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	5,295,000	4,620,000	5,295,000	4,620,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.00)	$(0.00)	$(0.02)	$(0.00)

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

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The Company recorded income tax expense of $20,764 based on activities through June 30, 2022, primarily as a result of significant expenses not currently deductible for US income tax purposes.

The Company’s effective tax rate (“ETR”) from continuing operations was (25.4)% and (3.3)% for the three and six months ended June 30, 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying condensed statements of operations.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022, no Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2022, the Company accrued $0.03 million for these services, and for the six months ended June 30, 2022, the Company has accrued $0.06 million. These amounts are included in the operating costs on accompanying condensed statements of operations.

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

Advisory Agreement

Through June 30, 2022, the Company entered into an agreement with the M&A advisors (who also served as the Company’s underwriters during the Initial Public Offering) in connection with the evaluation, pursuit and conduct of one or more proposed transactions for a potential Business Combination (the “Advisory Agreement”). At balance sheet date, fees for the services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed balance sheets.

Engagement for Legal Services

The Company has a contingent fee arrangement with their legal counsel pursuant to which a flat fee of $3.0 million is payable to the Company’s legal counsel in the event that the Company completes a Business Combination. In the event the Company does not complete a Business Combination, the Company’s legal counsel will bill the Company the lesser of the actual time incurred or $100,000.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, no share of preferred stock was issued or outstanding.

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

EBC Founder Shares (Continued)

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2022 by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S Treasury securities	$209,387,051	$—	$—
	$209,387,051	$—	$—

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

All activity through June 30, 2022 relates to our formation, the IPO, and search for a prospective business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022, were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash held in the trust account after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $0.10 million, which consisted of dividend income of $0.30 million, offset by franchise tax expense of $0.05 million, income tax expense of $0.02 million and operating costs of $0.33 million.

For the three months ended June 30, 2021, we had a net loss of $579, which consisted of formation costs.

For the six months ended June 30, 2022, we had a net loss of $0.64 million, which consisted of dividend income of $0.31 million, offset by franchise tax expense of $0.10 million, income tax expense of $0.02 million and operating costs of $0.84 million.

For the period from February 26, 2021 (inception) through June 30, 2021, we had a net loss of $1,359, which consisted of formation costs.

Liquidity and Capital Resources

As of June 30, 2022, we had $0.32 million in cash and no cash equivalents.

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

As of June 30, 2022, we had cash held in the trust account of $209.39 million. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $0.32 million outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Support Agreement

Commencing on the effective date of the IPO, we have agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended June 30, 2022, the Company accrued $0.03 million for these services, and for the six months ended June 30, 2022, the Company has accrued $0.06 million. These amounts are included in the operating costs on accompanying condensed statements of operations.

Advisory Agreement

Through June 30, 2022, the Company entered into an agreement with the M&A advisors (who also served as the Company’s underwriters during the Initial Public Offering) in connection with the evaluation, pursuit and conduct of one or more proposed transactions for a potential Business Combination (the “Advisory Agreement”). At balance sheet date, fees for the services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed balance sheets.

Engagement for Legal Services

The Company has a contingent fee arrangement with their legal counsel pursuant to which a flat fee of $3.0 million is payable to the Company’s legal counsel in the event that the Company completes a Business Combination. In the event the Company does not complete a Business Combination, the Company’s legal counsel will bill the Company the lesser of the actual time incurred or $100,000.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022.

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

ACCRETION ACQUISITION CORP.
(Registrant)

Date: August 9, 2022	By:	/s/ M. Grant Farn
M. Grant Farn
Chief Financial Officer
(Principal Financial Officer)