Form 10-Q
period 2022-09-30
ACCRETION ACQUISITION CORP.
filed 2022-11-14
CIK 1855555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, 25,995,000 shares of common stock of Accretion Acquisition Corp. were outstanding.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3
Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 26, 2021 (inception) through September 30, 2021 (unaudited)	4
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 26, 2021 (inception) through September 30, 2021 (unaudited)	5
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 26, 2021 (inception) through September 30, 2021 (unaudited)	6
Notes to Condensed Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACCRETION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$255,951	$661,776
Prepaid expenses - current	299,590	315,012
Total Current Assets	555,541	976,788
Cash held in Trust Account	210,308,794	209,072,882
Prepaid expenses - non current	17,238	241,314
Total Assets	$210,881,573	$210,290,984

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$596,924	$98,495
Related party payable	112,318	22,258
Income tax payable	208,777	—
Franchise tax payable	79,175	118,177
Total Current Liabilities	997,194	238,930
Deferred underwriting commission	7,245,000	7,245,000
Total Liabilities	8,242,194	7,483,930

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, $0.001 par value; 20,700,000 shares at $10.16 per share redemption value as of September 30, 2022 and at $10.10 per share redemption value as of December 31, 2021	210,308,794	209,070,000

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,295,000 shares issued and outstanding	5,295	5,295
Additional paid-in capital	—	—
Accumulated deficit	(7,674,710)	(6,268,241)
Total Stockholders’ Deficit	(7,669,415)	(6,262,946)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$210,881,573	$210,290,984

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the period from
	For the Three	For the Three	For the Nine	February 26, 2021
	Months Ended	Months Ended	Months Ended	(inception) through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Formation and operating costs	$232,400	$—	$1,068,370	$1,359
Stock-based compensation	—	1,700,000	—	1,700,000
Franchise tax expense	50,000	—	150,000	—
Loss on operations	(282,400)	(1,700,000)	(1,218,370)	(1,701,359)
Other income:
Dividends earned from Trust Account	945,302	—	1,259,472	—
Profit (loss) before provision for income taxes	662,902	(1,700,000)	41,102	(1,701,359)
Income tax expense	(188,013)	—	(208,777)	—
Net profit (loss)	$474,889	$(1,700,000)	$(167,675)	$(1,701,359)

Basic and diluted weighted average shares outstanding of redeemable common stock	20,700,000	—	20,700,000	—
Basic and diluted net profit (loss) per share, redeemable common stock	$0.02	$—	$(0.01)	$—

Basic and diluted weighted average shares outstanding of non-redeemable common stock	5,295,000	4,620,000	5,295,000	4,594,884
Basic and diluted net profit (loss) per share, non-redeemable common stock	$0.02	$(0.37)	$(0.01)	$(0.37)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	5,295,000	$5,295	$—	$(6,268,241)	$(6,262,946)
Net loss	—	—	—	(540,145)	(540,145)
Balance - March 31, 2022 (unaudited)	5,295,000	5,295	—	(6,808,386)	(6,803,091)
Remeasurement of common stock to redemption amount	—	—	—	(317,051)	(317,051)
Net loss	—	—	—	(102,419)	(102,419)
Balance - June 30, 2022 (unaudited)	5,295,000	5,295	—	(7,227,856)	(7,222,561)
Remeasurement of common stock to redemption amount	—	—	—	(921,743)	(921,743)
Net profit	—	—	—	474,889	474,889
Balance - September 30, 2022 (unaudited)	5,295,000	$5,295	$—	$(7,674,710)	$(7,669,415)

For the period from February 26, 2021 (inception) through September 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - February 26, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	5,175,000	5,175	—	—	5,175
Net loss	—	—	—	(780)	(780)
Balance - March 31, 2021 (unaudited)	5,175,000	5,175	—	(780)	4,395
Issuance of common stock to Sponsor	—	—	19,825	—	19,825
Issuance of EBC Founder Shares	120,000	120	460	—	580
Net loss	—	—	—	(579)	(579)
Balance - June 30, 2021 (unaudited)	5,295,000	5,295	20,285	(1,359)	24,221
Transfer of Founder Shares to Independent Directors	—	—	1,700,000	—	1,700,000
Net loss	—	—	—	(1,700,000)	(1,700,000)
Balance - September 30, 2021 (unaudited)	5,295,000	$5,295	$1,720,285	$(1,701,359)	$24,221

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
	For the Nine	February 26, 2021
	Months Ended	(inception) through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(167,675)	$(1,701,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividends earned from Trust Account	(1,259,472)	—
Stock-based compensation	—	1,700,000
Changes in operating assets and liabilities:
Prepaid expenses - current	15,423	—
Prepaid expenses - non-current	224,076	—
Accrued expenses	498,429	1,359
Related party payable	90,060	—
Income tax payable	208,777	—
Franchise tax payable	(39,002)	—
Net cash used in operating activities	(429,384)	—
Cash Flows from Investing Activities:
Transfer from Trust Account	23,559	—
Net cash provided by investing activities	23,559	—
Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from promissory note - related party	—	150,000
Payment of offering costs	—	(103,711)
Net cash provided by financing activities	—	71,289

Net change in cash:	(405,825)	71,289
Cash - Beginning	661,776	—
Cash - Ending	$255,951	$71,289

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued expenses	$—	$276,672
Deferred offering costs paid through promissory note - related party	$—	$91,211
Issuance of EBC Founder Shares	$—	$580
Remeasurement of common stock subject to redemption to redemption value	$1,238,794	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata income earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Company will have until 18 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $0.26 million in its operating bank account, and $210.31 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficiency of $0.44 million.

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

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The Company has reclassified certain prior-year amounts to conform to the current-year’s presentation. See Note 5 for further information.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company had $0.26 million in cash as of September 30, 2022 and $0.66 million at December 31, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022.

Cash Held in Trust Account

On September 30, 2022, the Company had $210.31 million cash held in the Trust Account, and $209.07 million at December 31, 2021, that were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury Securities.

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

As of September 30, 2022 and December 31, 2021, shares of common stock sold as part of the Units reflected on the condensed balance sheets are reconciled in the following table:

	As of	As of
	September 30, 2022	December 31, 2021
Gross proceeds	$207,000,000	$207,000,000
Less:
Proceeds allocated to public warrants	(3,321,653)	(3,321,653)
Proceeds allocated to rights issue	(16,892,298)	(16,892,298)
Issuance cost of redeemable common stock	(10,763,962)	(10,763,962)
Plus:
Remeasurement of carrying value to redemption value	34,286,707	33,047,913
Contingently redeemable common stock	$210,308,794	$209,070,000

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Profit (Loss) Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net profit (loss) per common stock is computed by dividing the pro rata net loss between the redeemable common stock and the non-redeemable common stock by the weighted average number of common stock outstanding for the period. The calculation of diluted profit (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

		For the Three	For the Six	For the period from
	For the Three	Months Ended	Months Ended	February 26, 2021
	Months Ended	September 30,	September 30,	(inception) through
	September 30, 2022	2021	2022	September 30, 2021
Redeemable common stock
Numerator:
Net profit (loss) allocable to common stock subject to possible redemption	$378,157	$—	$(133,521)	$—
Denominator:
Weighted average shares outstanding, redeemable common stock	20,700,000	—	20,700,000	—
Basic and diluted net profit (loss) per share, redeemable common stock	$0.02	$—	$(0.01)	$—

Non-redeemable common stock
Numerator:
Net profit (loss) allocable to non-redeemable common stock	$96,732	$(1,700,000)	$(34,154)	$(1,701,359)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	5,295,000	4,620,000	5,295,000	4,594,884
Basic and diluted net profit (loss) per share, non-redeemable common stock	$0.02	$(0.37)	$(0.01)	$(0.37)

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

The Company recorded income tax expense of $0.21 million based on activities through September 30, 2022, primarily as a result of significant expenses not currently deductible for U.S. income tax purposes.

The Company’s effective tax rate (“ETR”) from continuing operations was 28.4% and 508.0% for the three months and nine months ended September 30, 2022, respectively. The variation in the Company’s ETR’s is largely due to the full valuation allowance provided for against start-up costs, which are not currently deductible for tax purposes, as well as how those start-up costs were incurred throughout the year relative to dividend income that was earned from Trust Account.

On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the U.S. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1.0 billion, an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022, and several tax incentives to promote clean energy.  Based on our current analysis and pending future guidance to be issued by Treasury, we believe the excise tax could apply to the Company after the effective date whether or not a Business Combination is completed; however, we do not believe any other provisions of the IRA will apply to the Company absent a Business Combination.

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

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

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, respectively, no Working Capital Loans were outstanding.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Related Party Payable

As of September 30, 2022, an amount of $0.11 million was payable to the Sponsor, in connection with a filing fee of $60 paid on behalf of the Company and unpaid administrative support fees of $0.11 million.

As of December 31, 2021, an amount of $0.02 million was payable to the Sponsor, in connection with unpaid administrative support fees. This amount has been reclassified from accrued expenses to related party payable in order to conform to the presentation of this period.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2022, the Company accrued $0.03 million for these services, and for the nine months ended September 30, 2022, the Company has accrued $0.09 million. These amounts are included in the operating costs on accompanying condensed statements of operations.

No such amounts were recorded during the three months and nine months ended September 30, 2021.

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

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES (Continued)

Advisory Agreement

Through September 30, 2022, the Company entered into an agreement with the M&A advisors (who also served as the Company’s underwriters during the Initial Public Offering) in connection with the evaluation, pursuit and conduct of one or more proposed transactions for a potential Business Combination (the “Advisory Agreement”). At balance sheet date, fees for the services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed balance sheets.

Engagement for Legal Services

The Company has a contingent fee arrangement with their legal counsel pursuant to which a flat fee of $3.00 million is payable to the Company’s legal counsel in the event that the Company completes a Business Combination. In the event the Company does not complete a Business Combination, the Company’s legal counsel will bill the Company the lesser of the actual time incurred or $0.10 million.

As of September 30, 2022, the Company has accrued an amount of $0.47 million.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, no share of preferred stock was issued or outstanding.

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

Rights (Continued)

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022 by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S Treasury securities	$210,308,794	$—	$—
	$210,308,794	$—	$—

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

All activity through September 30, 2022 relates to our formation, the IPO, and search for a prospective business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022, were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income or dividend income on cash held in the trust account after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net profit of $0.48 million, which consisted of dividend income of $0.95 million, offset by franchise tax expense of $0.05 million, income tax expense of $0.19 million and operating costs of $0.23 million.

For the three months ended September 30, 2021, we had a net loss of $1.70 million, which consisted of stock-based compensation.

For the nine months ended September 30, 2022, we had a net loss of $0.17 million, which consisted of dividend income of $1.26 million, offset by franchise tax expense of $0.15 million, income tax expense of $0.21 million and operating costs of $1.07 million.

For the period from February 26, 2021 (inception) through September 30, 2021, we had a net loss of $1.70 million which consisted of formation costs and stock-based compensation.

Liquidity and Capital Resources

As of September 30, 2022, we had $0.26 million in cash and no cash equivalents.

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

As of September 30, 2022, we had cash held in the trust account of $210.31 million. We intend to use substantially all of the funds held in the trust account, including any amounts representing income earned on the trust account, to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $0.26 million outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Support Agreement

Commencing on the effective date of the IPO, we have agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended September 30, 2022, the Company accrued $0.03 million for these services, and for the nine months ended September 30, 2022, the Company accrued $0.09 million. These amounts are included in the operating costs on accompanying condensed statements of operations.

Advisory Agreement

Through September 30, 2022, the Company entered into an agreement with the M&A advisors (who also served as the Company’s underwriters during the Initial Public Offering) in connection with the evaluation, pursuit and conduct of one or more proposed transactions for a potential Business Combination (the “Advisory Agreement”). At balance sheet date, fees for the services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed balance sheets.

Engagement for Legal Services

The Company has a contingent fee arrangement with their legal counsel pursuant to which a flat fee of $3.00 million is payable to the Company’s legal counsel in the event that the Company completes a Business Combination. In the event the Company does not complete a Business Combination, the Company’s legal counsel will bill the Company the lesser of the actual time incurred or $100,000.

As of September 30, 2022, the Company has accrued an amount of $0.47 million.

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

Net Profit (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 260, “Earnings Per Share.” Net Profit (loss) per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. The Company applies the two-class method in calculating earnings per share. The calculation of diluted profit (loss) per share of common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022.

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

ACCRETION ACQUISITION CORP.
(Registrant)

Date: November 14, 2022	By:	/s/ M. Grant Farn
M. Grant Farn
Chief Financial Officer
(Principal Financial Officer)