Form 10-K
period 2022-12-31
ACCRETION ACQUISITION CORP.
filed 2023-04-04
CIK 1855555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

On June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $205.1 million based on the closing sales price of the registrant’s common stock on such date as reported on the Nasdaq Stock Market LLC. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 3, 2023, 25,995,000 shares of common stock of the registrant were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they could then receive expense reimbursements and other benefits;
●	our potential ability to obtain additional financing to complete a business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential changes in control of us if we acquire one or more target businesses for stock;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;
●	our use of proceeds not held in the trust account; or
●	our financial performance following our initial public offering (“IPO”) or following our initial business combination.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

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

Our Business Strategy and Competitive Strengths

We believe there are many companies in the upstream energy and related industries that, despite having high-quality assets, are currently subject to adverse market conditions that limit their potential for growth. In particular, commodity price volatility related to the COVID-19 pandemic and other factors, environmental and regulatory matters, and cash-flow generation concerns have resulted in substantial declines in the availability of debt and equity financing and consequently, M&A activity:

•	Debt Capital Markets
●	We believe that accessing the traditional oil and gas focused bank lending market has become substantially more difficult for borrowers due to significant impairments, with many lenders exiting the space and the remainder tightening structures and moving up-market to borrowers with greater scale;

●	The availability of the high yield debt market for energy issuers was highly constrained for much of the 2018 to 2022 period; however, activity has increased, generally among larger issuers, due to increased investor demand for yield and an improvement in commodity prices; and
●	The retrenchment by lenders has left many companies lacking size and scale with private debt as their primary credit option, increasing the cost of capital for smaller players and widening the gap between the “haves” and the “have-nots”.
•	Equity Capital Markets
●	Public equity capital has shifted away from energy (energy companies comprised only 5.2% of the S&P 500 as of 2022 year-end as compared to 10.3% at 2013 year-end);
●	The IPO market remains challenging for energy companies, causing many private companies to abandon their plans to pursue IPOs in recent years; and
●	Private equity commitments in the upstream energy industry have contracted; one source estimates that upstream-focused private equity funds committed 84% less capital to platforms in 2021 as they did in 2017.
•	M&A/A&D Market
●	Upstream oil and gas asset acquisitions and divestiture activity by number and total dollar value were modest from 2020-2022 relative to prior years. We believe that this was driven significantly by capital scarcity and lack of available acquisition financing for cash bids;
●	In contrast, corporate M&A activity (i.e., acquisitions of upstream companies as opposed to assets) has been the more dominant mechanism for upstream acquisitions in the last two years; and
●	We believe further consolidation is both required and anticipated as companies attempt to achieve the scale necessary to improve cash flow and attract capital.
•	Our Value Proposition
●	The management teams of a majority of exploration- and production-focused special acquisition companies intend to run the target company post-merger. While we believe we have the ability to operate such a target company, we would consider retaining incumbent management, making the Company an attractive merger partner for selling management teams.

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

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operations;
●	growth potential;
●	brand recognition and potential;
●	experience and skill of management and availability of additional personnel;
●	capital requirements;
●	competitive position;
●	barriers to entry;
●	stage of development of the products, processes, or services;
●	existing distribution and potential for expansion;
●	degree of current or potential market acceptance of the products, processes, or services;
●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
●	impact of regulation on the business;

●	regulatory environment of the industry;
●	costs associated with effecting the business combination;
●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
●	macro competitive dynamics in the industry within which the company competes.

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

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or a newly formed subsidiary or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), taking the totality of facts and circumstances into account. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

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

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

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

Employees

We have six (6) executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

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

We were not required to assess our internal control procedures until the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As of December 31, 2022, we had working capital deficiency of $0.99 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

In recent years, the market for directors and officers liability insurance for SPACs has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-

Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting related to the accounting for our complex financial instruments and accrued expenses. In light of the material weakness identified, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects.

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

Holders

As of March 29, 2023, there were 8 holders of record of our common stock, 1 holders of record of our rights and 2 holders of record of our warrants. The actual number of holders of our securities is greater than the number of record holders, and includes holders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers and other nominees.  The number of holders of record also does not include stockholders whose securities may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We had no sales of unregistered securities during the period covered by this Annual Report on Form 10-K.

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

All activity through December 31, 2022 relates to our formation, the IPO, and search for a prospective business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022, were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income or dividend income on cash held in the trust account after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net profit of $1.04 million, which consisted of dividend income of $3.06 million, franchise tax expense of $0.17 million and operating costs of $1.27 million.

For the period from February 26, 2021 (inception) through December 31, 2022, we had a net loss of $2.01 million, which consisted of dividend income of $2,882 and change in fair value of over-allotment liability of $81,168, offset by stock-based compensation of $1.7 million, franchise tax expense of $0.12 million and operating costs of $0.28 million.

Liquidity and Capital Resources

As of December 31, 2022, we had $0.11 million in cash and no cash equivalents.

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

As of December 31, 2022, we had cash held in the trust account of $212.09 million. We intend to use substantially all of the funds held in the trust account, including any amounts representing income earned on the trust account, to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $0.11 million outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company will need to raise additional capital through loans or additional investments through Charter Termination Date, from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Support Agreement

Commencing on the effective date of the IPO, we have agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022, the Company accrued $0.12 million. These amounts are included in the operating costs on accompanying condensed statements of operations.

Advisory Agreement

Through December 31, 2022, the Company entered into an agreement with the M&A advisors (who also served as the Company’s underwriters during the Initial Public Offering) in connection with the evaluation, pursuit and conduct of one or more proposed transactions for a potential Business Combination (the “Advisory Agreement”). At balance sheet date, fees for the services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed balance sheets.

Engagement for Legal Services

The Company has a contingent fee arrangement with their legal counsel pursuant to which a flat fee of $3.00 million is payable to the Company’s legal counsel in the event that the Company completes a Business Combination. In the event the Company does not complete a Business Combination, the Company’s legal counsel will bill the Company the lesser of the actual time incurred or $100,000. As of December 31, 2022, the Company has accrued an amount of $0.54 million

Critical Accounting Policies

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

41

ACCRETION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 668)	F-2

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2022, and December 31, 2021	F-3

Statements of Operations for the year ended December 31, 2022, and for the period from February 26, 2021 (inception) through December 31, 2021	F-4

Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022, and for the period from February 26, 2021 (inception) through December 31, 2021	F-5

Statements of Cash Flows for the year ended December 31, 2022, and for the period from February 26, 2021 (inception) through December 31, 2021	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Accretion Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Accretion Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 26, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 26, 2021 (inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company's business plan is dependent on the completion of a business combination. If the Company is unable to complete a business combination, a mandatory liquidation and subsequent dissolution will occur. The Company has a significant working capital deficiency as of December 31, 2022, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, TX

April 3, 2023

ACCRETION ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Cash	$106,226	$661,776
Prepaid expenses - current	241,314	315,012
Total Current Assets	347,540	976,788
Cash held in Trust Account	212,089,872	209,072,882
Prepaid expenses - non current	—	241,314
Total Assets	$212,437,412	$210,290,984

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$543,025	$98,495
Related party payable	142,318	22,258
Income tax payable	584,234	—
Franchise tax payable	72,412	118,177
Total Current Liabilities	1,341,989	238,930
Deferred underwriting commission	7,245,000	7,245,000
Total Liabilities	8,586,989	7,483,930

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, $0.001 par value; 20,700,000 shares at $10.25 per share redemption value as of December 31, 2022 and at $10.10 per share redemption value as of December 31, 2021	212,089,872	209,070,000

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,295,000 shares issued and outstanding	5,295	5,295
Additional paid-in capital	—	—
Accumulated deficit	(8,244,744)	(6,268,241)
Total Stockholders’ Deficit	(8,239,449)	(6,262,946)
Total Liabilities and Stockholders’ Deficit	$212,437,412	$210,290,984

The accompanying notes are an integral part of these financial statements.

ACCRETION ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the period
		February 26, 2021
	For the Year Ended	(inception) through
	December 31, 2022	December 31, 2021

Formation and operating costs	$1,269,757	$277,316
Stock-based compensation	—	1,700,000
Franchise tax expense	166,800	118,177
Loss on operations	(1,436,557)	(2,095,493)
Other income:
Dividends earned from Trust Account	3,064,160	2,882
Change in fair value of over-allotment liability	—	81,168
Profit (loss) before provision for income taxes	1,627,603	(2,011,443)
Income tax expense	(584,234)	—
Net profit (loss)	$1,043,369	$(2,011,443)

Basic and diluted weighted average shares outstanding of redeemable common stock	20,700,000	5,154,851
Basic and diluted net loss per share, redeemable common stock	$0.04	$(0.21)

Basic and diluted weighted average shares outstanding of non-redeemable common stock	4,633,125	4,633,125
Basic and diluted net profit (loss) per share, non-redeemable common stock	$0.04	$(0.21)

The accompanying notes are an integral part of these financial statements.

ACCRETION ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	5,295,000	$5,295	$—	$(6,268,241)	$(6,262,946)
Remeasurement of common stock to redemption amount	—	—	—	(3,019,872)	(3,019,872)
Net profit	—	—	—	1,043,369	1,043,369
Balance - December 31, 2022 (audited)	5,295,000	$5,295	$—	$(8,244,744)	$(8,239,449)

For the Period February 26, 2021 (inception) through December 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — February 26, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	5,175,000	5,175	19,825	—	25,000
Issuance of EBC Founder Shares	120,000	120	460	—	580
Transfer of Founder Shares to Independent Directors	—	—	1,700,000	—	1,700,000
Proceeds from the sale 8,110,000 Private Warrants, net of offering costs	—	—	8,102,922	—	8,102,922
Proceeds from Initial Public Offering allocated to the Public Warrants, net of offering costs	—	—	3,130,253	—	3,130,253
Proceeds from Initial Public Offering allocated to the Rights, net of offering costs	—	—	15,918,841	—	15,918,841
Remeasurement for common stock to redemption amount	—	—	(28,791,115)	(4,256,798)	(33,047,913)
Change in fair value of over-allotment liability	—	—	(81,168)	—	(81,168)
Net loss	—	—	—	(2,011,443)	(2,011,443)
Balance — December 31, 2021	5,295,000	$5,295	$—	$(6,268,241)	$(6,262,946)

The accompanying notes are an integral part of these financial statements.

ACCRETION ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		February 26, 2021
	For the	(inception) through
	Year Ended December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$1,043,369	$(2,011,443)
Adjustments to reconcile net profit/(loss) to net cash used in operating activities:
Dividend earned from Trust Account	(3,064,160)	(2,882)
Change in fair value of over-allotment liability	—	(81,168)
Stock-based compensation	—	1,700,000
Changes in operating assets and liabilities:
Prepaid expenses - current	73,699	(315,012)
Prepaid expenses - non-current	241,314	(241,314)
Accrued expenses	444,530	98,495
Related party payable	120,060	22,258
Income tax payable	584,234	—
Franchise tax payable	(45,765)	118,177
Net cash used in operating activities	(602,719)	(712,889)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(209,070,000)
Transfer from Trust Account	47,169	—
Net cash provided by (used in) investing activities	47,169	(209,070,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	202,860,000
Proceeds from sale of Private Warrants	—	8,110,000
Proceeds from issuance of EBC Founder Shares	—	100
Proceeds from promissory note - related party	—	150,000
Repayment of promissory note – related party	—	(150,000)
Payment of offering costs	—	(550,435)
Net cash provided by financing activities	—	210,444,665

Net change in cash:	(555,550)	661,776
Cash - Beginning	661,776	—
Cash - Ending	$106,226	$661,776

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued expenses	$—	$372,824
Deferred offering costs paid through promissory note - related party	$—	$91,211
Initial classification of over-allotment liability	$—	$597,091
Deferred underwriting commission	$—	$7,245,000
Remeasurement of common stock subject to redemption to redemption value	$3,019,872	$33,047,913

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below, net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”)

Upon the closing of the Initial Public Offering on October 25, 2021, the Company deposited $181.80 million ($10.10 per Unit) from the proceeds of the Initial Public Offering in the trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares (as defined in Note 5) if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.10.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $0.11 million in its operating bank account, and $212.09 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficiency of $0.99 million.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments through Charter Termination Date (defined in note 10), from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company had $0.11 million in cash as of December 31, 2022, and $0.66 million at December 31, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021, respectively.

Cash Held in Trust Account

On December 31, 2022, the Company had $212.09 million cash held in the Trust Account, and $209.07 million on December 31, 2021.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs are charged against the carrying value of common stock or stockholders’ deficit based on the relative value of the shares of common stock, the warrants and the rights, to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. The Company incurred offering costs amounting to $11.94 million as a result of the Initial Public Offering consisting of $4.14 million of underwriting commissions paid in cash, $7.25 million of deferred underwriting commissions, and $0.55 million of other offering costs. As such, the Company recorded $10.77 million of offering costs as a reduction of temporary equity and $1.17 million of offering costs as a reduction of permanent equity

Common Stock Subject to Possible Redemption

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

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Stock Subject to Possible Redemption (Continued)

As of December 31, 2022, and December 31, 2021, shares of common stock sold as part of the Units reflected on the balance sheets are reconciled in the following table:

	As of December 31,	As of December 31,
	2022	2021
Gross proceeds	$209,070,000	$207,000,000
Less:
Proceeds allocated to public warrants	—	(3,321,653)
Proceeds allocated to rights issue	—	(16,892,298)
Issuance cost of redeemable common stock	—	(10,763,962)
Plus:
Remeasurement of carrying value to redemption value	3,019,872	33,047,913
Contingently redeemable common stock	$212,089,872	$209,070,000

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

		For the period
		February 26, 2021
		(Commencement of
	For the Year Ended	Operations) through
	December 31, 2022	December 31, 2021
Redeemable common stock
Numerator:
Net profit (loss) allocable to common stock subject to possible redemption	$830,842	$(1,059,329)
Denominator:
Weighted average shares outstanding, redeemable common stock	20,700,000	5,154,851
Basic and diluted net profit (loss) per share, redeemable common stock	$0.04	$(0.21)

Non-redeemable common stock
Numerator:
Net profit (loss) allocable to non-redeemable common stock	$212,527	$(952,114)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	5,295,000	4,633,125
Basic and diluted net profit (loss) per share, non-redeemable common stock	$0.04	$(0.21)

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

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.  If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Statement of Operations.

Warrants

ASC 480 requires a reporting entity to classify certain freestanding financial instruments as liabilities (or in some cases as assets). ASC 480-10-S99 addresses concerns raised by the SEC regarding the financial statements’ classification and measurement of securities subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. If the stock subject to mandatory redemption provisions represents the only shares in the reporting entity, it must report instruments in the liabilities section of its statement of financial position. The stock subject must then describe them as shares subject to mandatory redemption, so as to distinguish the instruments from other financial statements liabilities. The Company concludes that the Public Warrants (defined in Note 3) do not exhibit any of the above characteristics and, therefore, are outside the scope of ASC 480.

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

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Related Party Payable

As of December 31, 2022, an amount of $0.14 million was payable to the Sponsor, consisting of filing fee of $60 paid on behalf of the Company and unpaid administrative support fees of $0.14 million.

As of December 31, 2021, an amount of $0.02 million was payable to the Sponsor, in connection with unpaid administrative support fees. This amount has been reclassified from accrued expenses to related party payable in order to conform to the presentation of this period.

Administrative Support Agreement

The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022, no Working Capital Loans were outstanding.

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company has accrued $0.12 million. These amounts are included in the operating costs on accompanying statements of operations

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES

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

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES (Continued)

Advisory Agreement

Through December 31, 2022, the Company entered into an agreement with the M&A advisors (who also served as the Company’s underwriters during the Initial Public Offering) in connection with the evaluation, pursuit and conduct of one or more proposed transactions for a potential Business Combination (the “Advisory Agreement”). At balance sheet date, fees for the services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying balance sheets.

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

As of October 27, 2021, as a result of the underwriters’ full exercise of the over-allotment option, no share of common stock was available for forfeiture. As of December 31, 2022 and December 31, 2021, there were shares of 5,295,000 common stock issued and outstanding, excluding 20,700,000 shares of common stock that are subject to possible redemption at the option of the holders which accordingly are classified as temporary equity in the accompanying balance sheets.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, no share of preferred stock was issued or outstanding.

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

NOTE 8 ─ INCOME TAX

Income tax expense included in the statement of operations at December 31, 2022 and December 31, 2021 are detailed below:

	December 31,	December 31,
	2022	2021
Current income tax expense
Federal	$584,234	$—
State	—	—
Total current income tax expense	584,234	—

Deferred tax expense
Federal	(242,437)	(82,448)
State	—	—
Total deferred income tax expense	(242,437)	(82,448)

Change in valuation allowance	242,437	82,448

Total income tax expense	$584,234	$—

A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations provided at December 31, 2022 and December 31, 2021 are as follows:

	December 31,	December 31,
	2022	2021
Income tax expense at the federal statutory rate	$341,797	$(422,403)
State income taxes - net of federal income tax benefits	—	—
Non-deductible equity based compensation	—	339,995
Change in valuation allowance	242,437	82,448
Total income tax expense	$584,234	$—

Below is a summary of the Company’s deferred tax assets and liabilities:

Deferred tax assets:
Start-up / organizational costs	$324,885	$58,236
Net operating loss carryforwards	—	24,212
Total deferred tax assets	324,885	82,448

Valuation allowance	(324,885)	(82,448)

Deferred tax assets after valuation allowance	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, management believes significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $242,437.

The Company files income tax returns in the U.S. Federal jurisdiction and State of Colorado, and remains open to examination by the taxing authorities since inception.

NOTE 8 ─ INCOME TAX (Continued)

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

The Company has concluded that there were no significant uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the financial statements for the year ended December 31, 2022. As of December 31, 2022, the Company had no accrued interest related to uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statement of operations.

On August 16, 2022, the Inflation Reduction Act (the IRA) was signed into law in the U.S. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1.0 billion, an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022, and several tax incentives to promote clean energy.  Based on our current analysis and pending future guidance to be issued by Treasury, we do not believe any of these major provisions of the IRA will apply to the Company absent a Business Combination.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022 by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S Treasury securities	$212,089,872	$—	$—
	$212,089,872	$—	$—

NOTE 9 ─ FAIR VALUE MEASUREMENTS (Continued)

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

The change in the fair value of the over-allotment liability for the period from February 26, 2021 (inception) through December 31, 2021 is summarized as follows:

Overallotment option at October 25, 2021	$597,091
Change in fair value of overallotment option transfer to statement of operations	(81,168)
Transfer to additional paid-in capital upon exercise of overallotment option	(515,923)
Overallotment option at December 31, 2021	$—

NOTE 10 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Subsequent to the balance sheet date, the Company issued a promissory note with a principal amount of $73,250 (the “Note”) to the Sponsor. The Note is non-interest bearing. Moreover, the principal balance of the Note is payable on the date on which the Company consummates its initial business combination. This Note will be forgiven, except to the extent that the Company has funds available to it, outside of the Trust Account established in connection with the Initial Public Offering.

On March 28, 2023, the Company filed a definitive proxy statement for a stockholder meeting on April 14, 2023 (the “Stockholder Meeting”) to seek approval from its stockholders to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination (as defined below) (the “Charter Extension”) from April 25, 2023 (the “Original Termination Date”) to July 25, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to five times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 25, 2023 (each, an “Additional Charter Extension Date”) or a total of up to eight months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”) and (ii) an adjournment proposal to adjourn the Stockholder Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Stockholder Meeting, there are insufficient shares of the Company’s common stock represented (either in person or by proxy) to constitute a quorum necessary to conduct business at the Stockholder Meeting or at the time of the Stockholder Meeting to approve the Extension Amendment Proposal (the “Adjournment Proposal”) (unless the Company determines that it is not necessary to hold the Stockholder Meeting as described in the accompanying proxy statement).

Additionally, if the Extension Amendment Proposal is approved and the Charter Extension becomes effective, within five business days of the date of the Stockholder Meeting , the Sponsor (or one or more of its affiliates, members or third-party designees) (the “Lender”) shall make a deposit into the Trust Account in an amount equal to the lesser of (a) an aggregate of $240,000 or (b) $0.12 for each share of Public Stock that is not redeemed in connection with the Extension Amendment Proposal, in exchange for a non-interest bearing, unsecured promissory note issued by the Company to the Lender. In addition, if the Extension Amendment Proposal is approved and the Charter Extension becomes effective, in the event that the Company has not consummated a Business Combination by July 25, 2023, without approval of the Company’s stockholders, the Company may, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, extend the Termination Date up to five times, each by one additional month (for a total of up to eight additional months to complete a Business Combination), provided that the Lender will deposit an amount equal to the lesser of (a) an aggregate of $80,000 per month or (b) $0.04 per month for each share of Public Stock that is not redeemed in connection with the Extension Amendment Proposal for each subsequent calendar month (commencing on July 25, 2023 and on the 25th day of each subsequent month), for an aggregate deposit of up to $400,000 (if all five additional monthly extensions are exercised), in exchange for a non-interest bearing, unsecured promissory note issued by the Company to the Lender. If the Company completes a Business Combination, it will repay the amounts loaned under the promissory note. If the Company does not complete a Business Combination by the applicable Termination Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), to allow timely decisions regarding required disclosure. Our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other an as discussed above there were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Brad Morse, 35, has served as our Chief Executive Officer and as a director since March 2021. He is the Founder and President of Fulcrum Energy Capital Funds, where he oversees Fulcrum’s efforts in sourcing investments, transaction negotiation and execution, monitoring of active portfolio companies and firm management and strategy. Prior to founding Fulcrum in June 2016, Mr. Morse was the principal energy investment professional at Equity Group Investments (“EGI”), a Chicago-based private investment firm. He served in that role from June 2013 to May 2016. At EGI, Mr. Morse monitored existing investments and closed over $500 million of private equity and credit investments on behalf of EGI and the Zell Credit Opportunities Fund (“ZCOF”), a $1.2 billion dollar private equity fund predominately consisting of third-party limited partner commitments. Mr. Morse served on the board of directors of several Zell-related portfolio companies at EGI and ZCOF. Mr. Morse has been involved in a wide range of restructurings and investments primarily within the energy industry relating to upstream, midstream, and downstream assets. Prior to EGI, Brad was an investment banker at Houlihan Lokey Capital in the firm’s New York office from July 2011 to June 2013. At Houlihan Lokey, Mr. Morse worked in the Financial Restructuring Group, where he was involved in a variety of distressed mergers and acquisitions, debt capital raising transactions, as well as other financing transactions in the special situations and distressed space across multiple industries. Mr. Morse received a B.S.M. in Finance and Business Law as well as an Energy Specialization notation from the A.B. Freeman School of Business at Tulane University, and an M.B.A. from the Olin School of Business at Washington University in St. Louis. He also holds a Series 65 license. Mr. Morse a director of several Fulcrum-related companies. We believe that Mr. Morse’s experience in finance, investing, management and energy make him qualified to serve on our board of directors.

M. Grant Farn, 47, has served as our Chief Financial Officer since July 2021. In addition, Mr. Farn agreed to serve as the Chief Financial Officer of Gondola Resources, LLC beginning October 2021. Mr. Farn served as the Chief Financial Officer of Polaris Production Partners LLC from June 2019 - September 2021. Prior to joining Polaris, Mr. Farn served as the Chief Financial Officer of Ascent Energy, LLC, a Denver-based oil and gas exploration and production company, from July 2016 - October 2018 and Cascade Petroleum LLC, a Denver-based oil and gas exploration and production company, from January 2012 - December 2015. In these roles he led the accounting and finance groups and was integral to fundraising, management, acquisitions and divestitures. Preceding his roles as Chief Financial Officer of such entities, Mr. Farn was a Director with Scotia Waterous where he provided M&A advisory services on over $20 billion of oil and gas asset and corporate transactions. During his tenure with Scotia, he was a key component in the firm’s U.S. and international growth and was integral as an investment professional in the firm’s $250 million private equity platform. Mr. Farn received a bachelors degree in commerce and finance form the University of Calgary and he is a Chartered Financial Analyst® charterholder.

Daniel Silverman, 59, has served as our Chief Operating Officer and as a director since April 2021. He is a Managing Director at Fulcrum Energy Capital Funds, a position he has held since September 2018. Mr. Silverman has over 30 years of experience in the oil and gas industry with the majority spent in acquisitions and senior management roles. Prior to joining Fulcrum, he founded D90 Energy LLC, an oil and gas company, in November 2010. He continues to serve as president and CEO of D90 Energy. In 2002, Mr. Silverman became Executive Vice President and COO of Whittier Energy, where he helped grow production from 1,200 Mcfe per day to over 16 Mmcfe per day at the time of its sale to Sterling Energy (UK) for $192 million in 2007. At Whittier, he was responsible for evaluating and closing of eight negotiated transactions totaling over $85 million as well as a reverse merger into a micro-cap public E&P company in 2003. From 1995 to 1999, he was Managing Director of Acquisitions & Divestitures and a member of the Board of Directors of Torch Energy Advisors. While at Torch, he managed the completion by Nuevo Energy, an investment vehicle related to Torch, of a $492 million purchase of UNOCAL’s upstream California assets. He also assisted with a $182 million purchase of Torch-managed institutional partnerships by Bellwether, another related investment vehicle. While at Torch, he oversaw all aspects of property and well acquisitions, which included evaluating properties, projecting financial results of potential transactions and negotiating and closing transactions. From 1992 to 1995, Mr. Silverman was Manager of Acquisitions and Divestitures at Apache Corporation. At Apache, he was involved in over $1 billion of transactions, including the $102 million purchase of Crystal Oil, the $250 million purchase of Dekalb and a $494 million purchase of assets from Texaco. Prior to Apache, he was the Manager of Acquisitions for a small privately-held Denver-based energy company and a drilling engineer for Pennzoil. Mr. Silverman holds a B.S. in Petroleum Engineering from the University of Texas at Austin (High Honors, 1985) and a M.S. in Mineral Economics from the Colorado School of Mines (High Honors, 1988). We believe Mr. Silverman’s experience in oil and gas operations, acquisitions and divestitures and engineering make him qualified to serve on our board of directors.

Ryan Sullivan, 45, was appointed our Senior Vice President and Secretary in April 2021. He is also a Director at Fulcrum Energy Capital Funds, a position he has held since May 2019. Mr. Sullivan has over 10 years of experience working in the oil and gas industry in direct land and A&D roles, along with business development experience alongside executives from top oil and gas companies. In July 2018, Mr. Sullivan formed Arbor Resources, an oil and gas consulting firm which has generated and successfully marketed over $80 million of oil and gas properties across the Mid-Continent and Rockies regions including non-operated, minerals, and operated leasehold positions. He has served as Arbor’s Managing Member since its formation. Prior to Arbor, Ryan led the Land and Business Development group at Nighthawk Energy from March 2015 to July 2018. At Nighthawk, he directed all land-related transactions and contracts, covering an acreage position of 180,000 net acres and land-related production obligations of 2,000 barrels of oil per day. Prior to Nighthawk, he was in the Land and New Ventures/A&D group at Terracore, a Denver based E&P company, with holdings across the Michigan and Bighorn basins of more than 275,000 net acres. Mr. Sullivan holds a certificate in Land Management from the University of Houston-Downtown, completed the Petroleum Super School at the Colorado School of Mines, and holds a B.S. degree in Physical Science with minors in mathematics and physics from Colorado State University.

Doug Sandridge, 63, was appointed our Vice President in April 2021. He has over 40 years of experience in petroleum land management, regulatory compliance and oil and gas marketing. He is a Vice President of Fulcrum Energy Capital Funds, a position he has held since February 2021, and is responsible for managing land, regulatory, environmental and community engagement activities relating to Gondola Resources, LLC’s oil and gas assets located in the North Park Basin, Jackson County, Colorado. Prior to joining Fulcrum, Mr. Sandridge worked with SandRidge Exploration & Production Company, LLC, where he focused on that company’s North Park Colorado properties from January 2016 to February 2021 (from January 2016 to October 2019 as an independent consultant, from October 2019 to April 2020 as an employee, and from April 2020 to February 2021 as an independent consultant). Mr. Sandridge was previously Vice President of Land and a partner in EE3 LLC, a private equity-backed oil and gas exploration company, where he served from January 2013 to December 2015. Prior to EE3, Mr. Sandridge worked for Forest Oil Corporation, Ellora Energy, LLC, Burk Royalty Co., Ltd., Cobra Oil & Gas Corporation and Petro-Lewis Corporation. Mr. Sandridge graduated from the University of Oklahoma with a BBA in Petroleum Land Management in May 1982. In 2011, he earned his Master of Science Degree in Global Energy Management from the University of Colorado - Denver. He is the founder of EnergyPolicyUS, an organization which promotes non-partisan energy education. He lectures extensively at various universities about energy and is an adjunct professor at the University of Oklahoma.

Conor Hess, 32, has served as our Vice President since April 2021. He is a Vice President at Fulcrum Energy Capital Funds, a position he has held since July 2019, and is responsible for evaluating new investment opportunities, monitoring existing investments, and portfolio company related operational work. Prior to joining Fulcrum, Mr. Hess was an Assistant Vice President in the Energy Credit Resolution Group at Wells Fargo from January 2017 to July 2019 (starting as an Analyst and later being promoted to Associate in May 2017, and then to Assistant Vice President in May 2018), where he assisted in the management and restructuring of a portfolio of distressed corporate energy credits, primarily in the upstream and oilfield services subsectors. Before moving to the Energy Credit Resolution Group, Mr. Hess was an Analyst in the corporate banking group at Wells Fargo from April 2016 to December 2016, where he covered a portfolio of non-investment grade energy credits, ranging from private equity backed, single basin operators to large-cap, diversified companies in the upstream, midstream and downstream sub-sectors. Mr. Hess began his career as a rotational Analyst in Wells Fargo Capital Finance, where he worked in factoring and asset-based lending groups from July 2014 to March 2016. Mr. Hess attended the Daniels College of Business at the University of Denver, graduating with a B.S.B.A. in Finance and an M.B.A. with a concentration in Corporate Finance.

Charles Gwirtsman, 69, was appointed to our board of directors in April 2021. He has approximately 35 years of experience in private equity, mergers and acquisitions, buyouts and corporate finance. Since 1996, Mr. Gwirtsman has been a Co-Founder and Managing Director at KRG Capital Partners (“KRG”). Mr. Gwirtsman has served as a member of KRG’s Investment Committee since its inception and as a lead Managing Director, Chairman and a member of the Board of Directors for many of its portfolio companies, including four energy-related companies. Over its 25-year history, KRG has invested in 46 platform companies and has consummated 213 add-on acquisitions. KRG has raised $4.7 billion of equity from four institutional private equity funds and from co-investments by its limited partners. Prior to co-founding KRG, Mr. Gwirtsman served as a Senior Vice President with Fiduciary Capital Management Company as part of a team managing two mezzanine debt funds. Prior to that, Mr. Gwirtsman served as a Corporate Vice President with Paine Webber, Inc. in the Private Finance Group. Mr. Gwirtsman earned a Master of Business Administration degree in Finance from the University of Denver and a Bachelor of Arts degree in English from Columbia University. We believe Mr. Gwirtsman’s experience in investing and finance make him qualified to serve on our board of directors.

Ron Maor, 58, was appointed to our board of directors in April 2021. Mr. Maor joined Isramco Negev 2, LP (TASE: ISRA.L) as CEO in April 2021. Isramco is the largest shareholder in the Tamar gas field located in the Mediterranean Sea off the coast of Israel. Mr.

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

Daniel Posner, 53, was appointed to our board of directors in April 2021. He is the Chief Investment Officer of Rensop Investment Group, a position he has held since March 2019. Prior to that, he was the Co-Chief Investment Officer and Co-Founder of AB Energy Opportunities, an affiliate of AllianceBernstein, from March 2016 to March 2019. He served as President and Chief Investment Officer of GC Synexus, the event driven credit hedge fund manager of Golub Capital, and led the firm’s Opportunistic Credit business from February 2011 to March 2016. Previously, Mr. Posner was a Managing Director of D. E. Shaw & Co., where he was the global head of the firm’s Credit Opportunities and Distressed Investing Unit as well as head of the firm’s Portfolio Acquisition Unit. He also served on the investment committee of the firm’s Global Direct Capital activities. During his nine years at the firm, he served on numerous boards and restructuring committees. Prior to joining D. E. Shaw, Mr. Posner was a Senior Vice President at Intermarket Corporation, a hedge fund manager specializing in event driven strategies. His earlier professional experience included distressed investment and advisory roles at UBS O’Connor, Deloitte Consulting Group, and Goldman Sachs. Mr. Posner holds a BA in Economics from Yeshiva University, magna cum laude, with awards in Economics and Literature, and an MBA from the University of Chicago, where he was a Gesher Fellow and received a Bridge Fellowship. We believe Mr. Posner’s in finance and capital markets make him qualified to serve on our board of directors.

Cary D. Steinbeck, 51, was appointed to our board of directors in July 2021. He has served as a Managing Director at Shea Ventures, an investment firm, since October 2014. From 2007 to 2014, he served as a Managing Director at Oakmont Corporation, an investment firm. Mr. Steinbeck is also a director at Liberty Oilfield Services Inc. (NYSE: LBRT) and Liberty Resources LLC and is a Chartered Financial Analyst® charterholder. Mr. Steinbeck has a Bachelor of Arts in Economics from the University of California, Santa Barbara, and a Master of Business Administration from the University of Southern California. We believe that Mr. Steinbeck’s experience in the private equity industry, energy sector investing experience, extensive board participation and understanding of financial markets will provide valuable insights and qualify him for service on our board of directors.

Chris Wright, 58, was appointed to our board of directors in April 2021. Mr. Wright has served as Chief Executive Officer of Liberty Oilfield Services (NYSE: LBRT) since December 2016 and has served on the board of that company since January 2018. He also served as the Chief Executive Officer of Liberty Holdings from its founding in 2011 until January 2018. Mr. Wright is also the Executive Chairman of Liberty Resources LLC, an oil and natural gas exploration and production company focused in the Williston Basin, and was its Chief Executive Officer from its formation in September 2010 until March 2017. Mr. Wright founded Pinnacle Technologies, a company that developed and commercialized tiltmeter and microseismic fracture mapping, and served as Chief Executive Officer of Pinnacle Technologies from 1992 to 2006. From 2000 to 2006, Mr. Wright served as Chairman of Stroud Energy, Inc., a shale natural gas producer. Mr. Wright currently serves on the Board of Directors for Urban Solution Group, US Ceramics, LLC and the Federal Reserve Bank of Kansas City, Denver Branch. Mr. Wright has a Bachelor of Science in Mechanical Engineering from the Massachusetts Institute of Technology (“MIT”) and conducted graduate work in electrical engineering at both the University of California-Berkeley and MIT. We believe Mr. Wright’s experience in oil and gas services, operations and management make him qualified to serve on our board of directors.

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

During the fiscal year ended December 31, 2022, Accretion’s board held one meeting, and each of the Company’s directors attended the meeting.

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

During the fiscal year ended December 31, 2022, Accretion’s audit committee held four meetings. Each of the Company’s audit committee members attended at least 75% of the meetings of the audit committee in fiscal year 2022.

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

During the fiscal year ended December 31, 2022, the Company’s nominating committee did not hold any meetings.

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

During the fiscal year ended December 31, 2022, the Company’s compensation committee did not hold any meetings.

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

Based solely upon a review of the copies of the Section 16(a) reports (and any amendments thereto) furnished to the Company and written representations from certain reporting persons that no additional reports were required, the Company believes that its directors, reporting officers and greater-than-10% stockholders complied with all these filing requirements for the fiscal year ended December 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 15, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the private warrants as the warrants are not exercisable within 60 days of the date of this Form 10-K. As of March 20, 2023, 25,995,000 shares of our common stock were outstanding.

		Approximate Percentage of
	Amount and Nature of Beneficial	Outstanding Shares of
Name and Address of Beneficial Owner(1)	Ownership	Common Stock
Accretion Acquisition Sponsor, LLC(2)	4,875,000	18.8%
Karpus Investment Management(3)	1,645,469	6.3%
Highbridge Capital Management, LLC(4)	1,776,229	6.8%
Saba Capital Management, L.P.(5)	1,457,975	5.6%
Periscope Capital Inc. (6)	1,331,834	5.1%
Brad Morse(7)	4,875,000	18.8%
M. Grant Farn(8)	—	—
Conor Hess(8)	—	—
Doug Sandridge	—	—
Daniel Silverman	—	—
Ryan Sullivan(8)	—	—
Charles Gwirtsman(8)	60,000	*
Cary Steinbeck(8)	60,000	*
Ron Maor(8)	60,000	*
Daniel Posner(8)	60,000	*
Chris Wright(8)	60,000	*
All directors and executive officers as a group (11 individuals)	5,175,000	19.9%

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Accretion Acquisition Corp., 240 Saint Paul, Suite 502, Denver, CO 80206.
(2)

Based on information contained in a Schedule 13G filed with the SEC on February 11, 2022, (i) Accretion Acquisition Sponsor, LLC, (ii) Accretion Acquisition GP Sponsor, LLC, and (iii) Morse AAC SPAC GP Sponsor, LLC (collectively, the “Sponsor Entities”), and Brad Morse had sole voting power and sole dispositive power with respect to 4,875,000 shares as of December 31, 2022. The manager of Accretion Acquisition Sponsor, LLC is Accretion Acquisition GP Sponsor, LLC, which is managed by Morse AAC SPAC GP Sponsor, LLC. Morse AAC SPAC GP Sponsor, LLC is managed by Brad Morse. Accordingly, all securities held by Accretion Acquisition Sponsor, LLC may ultimately be deemed to be beneficially held by Mr. Morse. The address for the Sponsor Entities and Mr. Morse is 240 Saint Paul, Suite 502, Denver, CO 80206.

(3)

Based on information contained in a Schedule 13G/A (Amendment No. 1) filed with the SEC on February 14, 2023, Karpus Investment Management (“Karpus”) had sole voting power and sole dispositive power with respect to 1,645,469 shares as of December 31, 2022. The address for Karpus is 183 Sully’s Trail, Pittsford, New York 14534.

(4)

Based on information contained in a Schedule 13G/A (Amendment No. 2) filed with the SEC on January 31, 2023, Highbridge Capital Management, LLC (“Highbridge”) had shared voting power and shared dispositive power with respect to 1,776,229shares as of December 31, 2022. The address for Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(5)

Based on information contained in a Schedule 13G/A (Amendment No. 1) filed with the SEC on February 14, 2023, Saba Capital Management, L.P. (“Saba”) had shared voting power and shared dispositive power with respect to 1,457,975 shares as of December 31, 2022. The address for Saba is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)

Based on information contained in a Schedule 13G filed with the SEC on February 13, 2023, Periscope Capital Inc. (“Periscope”) had shared voting power and shared dispositive power with respect to 1,331,834 shares as of December 31, 2022. The address for Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(7)

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

(8)

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

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm since inception include:

		Period from
		February 26, 2021
		(date of inception) through
	December 31, 2022	December 31, 2021
Audit Fees (1)	$90,537	$72,098
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$90,537	$72,098
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

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement between the Company and EarlyBirdCapital, Inc. and Stephens Inc., as representatives of the underwriters.	8-K	001-40940	1.1	10/25/2021
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40940	3.1	10/25/2021
3.2	Amended and Restated Bylaws.	8-K	001-40940	3.2	10/25/2021
4.1	Specimen Unit Certificate.	S-1	333-258925	4.1	9/29/2021
4.2	Specimen Common Stock Certificate.	S-1	333-258925	4.2	9/29/2021
4.3	Specimen Warrant Certificate.	S-1	333-258925	4.3	9/29/2021
4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.*	8-K	001-40940	4.1	10/25/2021
4.5	Specimen Rights Certificate.*	S-1	333-258925	4.5
4.6	Rights Agreement between the Company and Continental Stock Transfer & Trust Company	8-K	001-40940	4.2	10/25/2021
4.7	Description of Capital Stock	10-K	001-40940	4.7	3/31/2022
10.1	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company.	8-K	001-40940	10.1	10/25/2021
10.2	Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company, and the Company’s Initial Stockholders.	8-K	001-40940	10.2	10/25/2021
10.3	Registration Rights Agreement between the Company and the Company’s Initial Stockholders.	8-K	001-40940	10.3	10/25/2021
10.4	Form of Indemnification Agreement with each of the Company’s officers and directors.	8-K	001-40940	10.4	10/25/2021
10.5	Form of Letter Agreement from each of the Company’s officers, directors and sponsor.	8-K	001-40940	10.5	10/25/2021
10.6	Subscription agreement for private warrants by and between the Company and Accretion Acquisition Sponsor, LLC.	10-K	001-40940	10.6	3/31/2022
10.7	Administrative Services Agreement by and between the Company and Accretion Acquisition Sponsor, LLC.	10-K	001-40940	10.7	3/31/2022
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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of April, 2023.

ACCRETION ACQUISITION CORP.
(Registrant)

By:	/s/ Brad Morse
Name:	Brad Morse
Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brad Morse	Chief Executive Officer and Director	April 3, 2023
Brad Morse	(Principal Executive Officer)
/s/ M. Grant Farn	Chief Financial Officer	April 3, 2023
M. Grant Farn	(Principal Financial Officer)

/s/ Conor Hess	Vice President	April 3, 2023
Conor Hess	(Principal Accounting Officer)

/s/ Daniel Silverman	Chief Operating Officer and Director	April 3, 2023
Daniel Silverman

/s/ Charles Gwirtsman	Director	April 3, 2023
Charles Gwirtsman

/s/ Cary Steinbeck	Director	April 3, 2023
Cary Steinbeck

/s/ Ron Maor	Director	April 3, 2023
Ron Maor

/s/ Daniel Posner	Director	April 3, 2023
Daniel Posner

/s/ Chris Wright	Director	April 3, 2023
Chris Wright