Form 10-Q
period 2023-03-31
ACCRETION ACQUISITION CORP.
filed 2023-05-19
CIK 1855555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission file number 001-40940

ACCRETION ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2332228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

, Colorado
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2023, 10,599,296 shares of common stock of the registrant were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	F-1
Condensed Statements of Operations for the three months ended March 31, 2023 and for the three months ended March 31, 2022 (unaudited)	F-2
Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2023 and for the three months ended March 31, 2022 (unaudited)	F-3
Condensed Statements of Cash Flows for the three months ended March 31, 2023 and for the three months ended March 31, 2022 (unaudited)	F-4
Notes to Condensed Financial Statements (unaudited)	F-5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3. Quantitative and Qualitative Disclosures About Market Risk	8
Item 4. Controls and Procedures	8
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	9
Item 1A. Risk Factors	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3. Defaults Upon Senior Securities	9
Item 4. Mine Safety Disclosures	9
Item 5. Other Information	9
Item 6. Exhibits	10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCRETION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Cash	$3,646	$106,226
Prepaid expenses - current	167,443	241,314
Total Current Assets	171,089	347,540
Cash held in Trust Account	214,284,306	212,089,872
Total Assets	$214,455,395	$212,437,412

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities

Promissory note - related party	$73,250	$—
Accrued expenses	643,043	543,025
Related party payable	172,318	142,318
Income tax payable	1,049,772	584,234
Franchise tax payable	50,000	72,412
Total Current Liabilities	1,988,383	1,341,989
Deferred underwriting commission	7,245,000	7,245,000
Total Liabilities	9,233,383	8,586,989

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, $0.001 par value; 20,700,000 shares at $10.33 per share redemption value as of March 31, 2023 and at $10.25 per share redemption value as of December 31, 2022	213,768,768	212,089,872

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,295,000 shares issued and outstanding	5,295	5,295
Additional paid-in capital	—	—
Accumulated deficit	(8,552,051)	(8,244,744)
Total Stockholders’ Deficit	(8,546,756)	(8,239,449)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$214,455,395	$212,437,412

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2023	March 31, 2022
Operating costs	$379,719	$507,374
Franchise tax expense	50,000	50,000
Loss on operations	(429,719)	(557,374)
Other income:
Dividend received	2,266,846	17,229
Profit (loss) before provision for income taxes	1,837,127	(540,145)
Income tax expense	(465,538)	—
Net profit (loss)	$1,371,589	$(540,145)

Basic and diluted weighted average shares outstanding of redeemable common stock	20,700,000	20,700,000
Basic and diluted net profit (loss) per share, redeemable common stock	$0.05	$(0.02)
Basic and diluted weighted average shares outstanding of non-redeemable common stock	5,295,000	5,295,000
Basic and diluted net profit (loss) per share, non-redeemable common stock	$0.05	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

Three Months Ended March 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	$5,295,000	$5,295	$—	$(8,244,744)	$(8,239,449)
Remeasurement of common stock subject to possible redemption to redemption value	—	—	—	(1,678,896)	(1,678,896)
Net profit	—	—	—	1,371,589	1,371,589
Balance - March 31, 2023	$5,295,000	$5,295	$—	$(8,552,051)	$(8,546,756)

Three Months Ended March 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	$5,295,000	$5,295	$—	$(6,268,241)	$(6,262,946)
Net loss	—	—	—	(540,145)	(540,145)
Balance - March 31, 2022	$5,295,000	$5,295	$—	$(6,808,386)	$(6,803,091)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net profit (loss)	$1,371,589	$(540,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned from Trust Account	(2,266,846)	(17,229)
Changes in operating assets and liabilities:
Prepaid expenses - current	73,871	12,613
Prepaid expenses - non-current	—	73,871
Accrued expenses	100,018	284,140
Related party payable	30,000	—
Income tax payable	465,538	—
Franchise tax payable	(22,412)	(68,177)
Net cash used in operating activities	(248,242)	(254,927)
Cash Flows from Investing Activities:
Transfer from Trust Account	72,412	—
Net cash provided by investing activities	72,412	—
Cash Flows from Financing Activities:
Proceeds from promissory note - related party	73,250	—
Net cash provided by financing activities	73,250	—
Net change in cash:	(102,580)	(254,927)
Cash - Beginning	106,226	661,776
Cash - Ending	$3,646	$406,849

Supplemental disclosure of non-cash financing activities:
Remeasurement of common stock subject to possible redemption to redemption value	$1,678,896	$—

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

As of March 31, 2023 the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

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

Additionally, if the Extension Amendment Proposal is approved and the Charter Extension becomes effective, within five business days of the date of the Stockholder Meeting , the Sponsor (or one or more of its affiliates, members or third-party designees) (the “Lender”) shall make a deposit into the Trust Account in an amount equal to the lesser of (a) an aggregate of $240,000 or (b) $0.12 for each share of Public Stock that is not redeemed in connection with the Extension Amendment Proposal, in exchange for a non-interest bearing, unsecured promissory note issued by the Company to the Lender. In addition, if the Extension Amendment Proposal is approved and the Charter Extension becomes effective, in the event that the Company has not consummated a Business Combination by July 25, 2023, without approval of the Company’s stockholders, the Company may, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, extend the Termination Date up to five times, each by one additional month (for a total of up to eight additional months to complete a Business Combination), provided that the Lender will deposit an amount equal to the lesser of (a) an aggregate of $80,000 per month or (b) $0.04 per month for each share of Public Stock that is not redeemed in connection with the Extension Amendment Proposal for each subsequent calendar month (commencing on July 25, 2023 and on the 25th day of each subsequent month), for an aggregate deposit of up to $400,000 (if all five additional monthly extensions are exercised), in exchange for a non-interest bearing, unsecured promissory note issued by the Company to the Lender. If the Company completes a Business Combination, it will repay the amounts loaned under the promissory note. If the Company does not complete a Business Combination by the applicable Termination Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated, or otherwise forgiven.

On April 14, 2023, the Company filed an amendment to the it’s amended and restated certificate of incorporation (the “Charter Amendment”) in connection with the approval of the Extension Amendment Proposal. On April 21, 2023, the Company filed the Charter Amendment with the Delaware Secretary of State.

Liquidity and Going Concern

As of March 31, 2023, the Company had $3,646 in its operating bank account, and $214.28 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficiency of $1.82 million.

In connection with the redemption of 15,395,704 shares of common stock previously held by public stockholders, approximately $159.0 million was removed from the Trust Account on April 24, 2023.

As of May 15, 2023, the Company had $4,173 in its operating bank account, and $55.44 million of cash held in the Trust Account.

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

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Liquidity and Going Concern (continued)

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, the Company has until the Extended Date to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before the Additional Charter Extension Date, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Further to the approval of the Extension Amendment Proposal, the Company’s plan is to complete a Business Combination on or prior to December 25, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 25, 2023.

The Company will need to raise additional capital through loans or additional investments through December 25, 2023, from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these evets, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, the Inflation Reduction Act (the IRA) was signed into law in the U.S. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1.0 billion, an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022, and several tax incentives to promote clean energy. Based on the current analysis and pending future guidance to be issued by Treasury, we believe the excise tax could apply to the Company after the effective date whether or not a Business Combination is completed; however, we do not believe any other provisions of the IRA will apply to the Company absent a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 3, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company had $3,646 in cash as of March 31, 2023. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023.

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Held in Trust Account

The Company’s cash held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in dividend received in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

On March 31, 2023, the Company had $214.28 million cash held in the Trust Account that were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury Securities.

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

The change in the carrying value of redeemable shares of common stock resulted in charges against accumulated deficit.

As of March 31, 2023, and December 31, 2022, shares of common stock sold as part of the Units reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$207,000,000
Less:
Proceeds allocated to public warrants	(3,321,653)
Proceeds allocated to rights issue	(16,892,298)
Issuance cost of redeemable common stock	(10,763,962)
Plus:
Remeasurement of common stock subject to possible redemption to redemption value	36,067,785
Contingently redeemable common stock, December 31, 2022	212,089,872

Plus:
Remeasurement of common stock subject to possible redemption to redemption value	1,678,896
Contingently redeemable common stock, March 31, 2023	$213,768,768

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Profits (Loss) Per Share of Common Stock

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

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2023	March 31, 2022
Redeemable common stock
Numerator:
Net profit (loss) allocable to common stock subject to possible redemption	$1,092,206	$(430,121)
Denominator:
Weighted average shares outstanding, redeemable common stock	20,700,000	20,700,000
Basic and diluted net profit (loss) per share, redeemable common stock	$0.05	$(0.02)
Non-redeemable common stock
Numerator:
Net profit (loss) allocable to non-redeemable common stock	$279,383	$(110,024)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	5,295,000	5,295,000
Basic and diluted net profit (loss) per share, non-redeemable common stock	$0.05	$(0.02)

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

The effective tax rate from continuing operations was 25.34% for the three months ended March 31, 2023, which differs from the statutory tax rate of 21%, due to the valuation allowance on the deferred tax assets. No income tax expense was recorded for the three months ended March 31, 2022.

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

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. ASU 2016-13 will be effective for the Company beginning January 1, 2023. The accounting pronouncement was adopted effective January 1, 2023 with no impact to its financial statements.

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

In January 2023, the Company issued a promissory note with a principal amount of $73,250 (the “Note”) to the Sponsor. The Note is non-interest bearing. Moreover, the principal balance of the Note is payable on the date on which the Company consummates its initial business combination. This Note will be forgiven, except to the extent that the Company has funds available to it, outside of the Trust Account established in connection with the Initial Public Offering. As of March 31, 2023, $73,250 was outstanding under the Note.

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

The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023, no Working Capital Loans were outstanding.

Related Party Payable

As of March 31, 2023, an amount of $0.17 million was payable to the Sponsor, consisting of filing fee of $60 paid on behalf of the Company and unpaid administrative support fees of $0.17 million.

As of December 31, 2022, an amount of $0.14 million was payable to the Sponsor, consisting of filing fee of $60 paid on behalf of the Company and unpaid administrative support fees of $0.14 million.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023, the Company has accrued $0.03 million. These amounts are included in the operating costs on accompanying condensed statements of operations.

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

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES (Continued)

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

Advisory Agreement

Through March 31, 2023, the Company entered into an agreement with the M&A advisors (who also served as the Company’s underwriters during the Initial Public Offering) in connection with the evaluation, pursuit and conduct of one or more proposed transactions for a potential Business Combination (the “Advisory Agreement”). At balance sheet date, fees for the services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying balance sheets.

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

As of October 27, 2021, as a result of the underwriters’ full exercise of the over-allotment option, no share of common stock was available for forfeiture. As of March 31, 2023 and December 31, 2022, there were shares of 5,295,000 common stock issued and outstanding, excluding 20,700,000 shares of common stock that are subject to possible redemption at the option of the holders which accordingly are classified as temporary equity in the accompanying condensed balance sheets.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, no share of preferred stock was issued or outstanding.

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

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

NOTE 8 ─ FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
●	Level 2 – Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
●	Level 3 – Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S Treasury securities	$214,284,306	$—	$—
	$214,284,306	$—	$—

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

On April 14, 2023, stockholders of the Company holding 15,395,704 shares of the Company’s common stock exercised their right to redeem such shares for a pro rate portion of the funds in the Trust Account. As a result, approximately $159.0 million (or approximately $10.33 per share) will be removed from the Trust Account to pay such holders and the Company will account for estimated associated excise tax duty of to the amount of $1.59 million.

On April 14, 2023, the Company filed the Charter Amendment in connection with the approval of the Extension Amendment Proposal. On April 21, 2023, the Company filed the Charter Amendment with the Delaware Secretary of State.

On April 21, 2023, the Company issued an unsecured promissory note (the “Note”) to the Sponsor in the principal amount of $240,000 in connection with the Charter Amendment.

The Note bears no interest and is due and payable upon the earlier of (a) the liquidation of the Company and (b) the closing date of the Business Combination. If the Business Combination is not consummated, the Note will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Accretion Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Accretion Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

All activity through March 31, 2023 relates to our formation, the IPO, and search for a prospective business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023, were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income or dividend income on cash held in the trust account after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net profit of $1.37 million, which consisted of dividend income of $2.27 million, franchise tax expense of $0.05 million and operating costs of $0.38 million.

For the three months ended March 31, 2022, we had a net loss of 0.54 million, which consisted of dividend income of $17,229 million, franchise tax expense of $0.05 million and operating costs of $0.51 million.

Liquidity and Capital Resources

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

As of March 31, 2023, we had cash held in the trust account of $214.28 million. In connection with the redemption of 15,395,704 shares of common stock previously held by public stockholders, approximately $159.0 million was removed from the Trust Account on April 24, 2023, leaving approximately $54.5 million. We intend to use substantially all of the funds held in the trust account, including any amounts representing income earned on the trust account, to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $3,646 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, the Company has until the Extended Date to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before the Additional Charter Extension Date, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Further to the approval of the Extension Amendment Proposal, the Company’s plan is to complete a Business Combination on or prior to December 25, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 25, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Support Agreement

Commencing on the effective date of the IPO, we have agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2023, the Company accrued $0.03 million. These amounts are included in the operating costs on accompanying condensed statements of operations.

Advisory Agreement

Through March 31, 2023, the Company entered into an agreement with the M&A advisors (who also served as the Company’s underwriters during the Initial Public Offering) in connection with the evaluation, pursuit and conduct of one or more proposed transactions for a potential Business Combination (the “Advisory Agreement”). At balance sheet date, fees for the services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed balance sheets.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. ASU 2016-13 will be effective for the Company beginning January 1, 2023. The accounting pronouncement was adopted effective January 1, 2023 with no impact to its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), to allow timely decisions regarding required disclosure. Our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 4, 2023 except as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on the Nasdaq Stock Market LLC (“Nasdaq”), we believe that we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax and on December 27, 2022, issued a notice of its intent to issue proposed regulations addressing the application of the Excise Tax. Pursuant to such recently issued notice from the U.S. Department of Treasury, redemptions in connection with the complete liquidation of the Company may be exempt. Nevertheless, it remains uncertain whether, and/or to what extent, the Excise Tax could apply to any redemptions of the shares of our Common Stock (the “Public Stock”) issued as part of the units sold in the Company’s initial public offering after December 31, 2022, including the redemptions that occurred in connection with the consummation of our Charter Extension and any future redemptions in connection with a Business Combination or in the event we do not consummate a Business Combination by the Charter Extension Date. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of a Business Combination), (iv) whether we consummate a Business Combination by the Charter Extension Date and (v) the content of regulations and other guidance from the U.S. Department of Treasury. Funds in the Trust Account, including any interest thereon, will not be used, now or in the future, to pay for any excise tax imposed under the Inflation Reduction Act of 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Promissory Note dated February 2, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 6, 2023).
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCRETION ACQUISITION CORP.
(Registrant)

Date: May 18, 2023	By:	/s/ Brad Morse
	Name:	Brad Morse
	Title:	Chief Executive Officer