Form 10-Q
period 2023-06-30
ACCRETION ACQUISITION CORP.
filed 2023-08-14
CIK 1855555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, 10,599,296 shares of common stock of the registrant were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCRETION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$1,653	$106,226
Prepaid expenses - current	92,751	241,314
Income tax receivable	248,126	—
Total Current Assets	342,530	347,540
Cash held in Trust Account	54,981,626	212,089,872
Total Assets	$55,324,156	$212,437,412

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities

Promissory note - related party	$672,750	$—
Accrued expenses	421,610	543,025
Related party payable	243,331	142,318
Income tax payable	—	584,234
Franchise tax payable	33,280	72,412
Excise tax payable	1,590,376	—
Total Current Liabilities	2,961,347	1,341,989
Deferred underwriting commission	7,245,000	7,245,000
Total Liabilities	10,206,347	8,586,989

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, $0.001 par value; 5,304,296 shares at $10.26 per share redemption value as of June 30, 2023 and 20,700,000 shares at $10.25 per share redemption value as of December 31, 2022	54,416,088	212,089,872

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,295,000 shares issued and outstanding	5,295	5,295
Additional paid-in capital	—	—
Accumulated deficit	(9,303,574)	(8,244,744)
Total Stockholders’ Deficit	(9,298,279)	(8,239,449)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$55,324,156	$212,437,412

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating costs	$285,765	$328,596	$665,484	$835,970
Franchise tax expense	50,000	50,000	100,000	100,000
Loss on operations	(335,765)	(378,596)	(765,484)	(935,970)
Other income:
Dividend received	1,085,293	296,941	3,352,139	314,170
Profit (loss) before provision for income taxes	749,528	(81,655)	2,586,655	(621,800)
Income tax expense	(217,411)	(20,764)	(682,949)	(20,764)
Net profit (loss)	$532,117	$(102,419)	$1,903,706	$(642,564)

Basic and diluted weighted average shares outstanding of redeemable common stock	2,990,000	20,700,000	11,845,000	20,700,000
Basic and diluted net profit (loss) per share, redeemable common stock	$0.06	$(0.00)	$0.11	$(0.02)
Basic and diluted weighted average shares outstanding of non-redeemable common stock	5,295,000	5,295,000	5,295,000	5,295,000
Basic and diluted net profit (loss) per share, non-redeemable common stock	$0.06	$(0.00)	$0.11	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

Three and Six Months Ended June 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	5,295,000	$5,295	$—	$(8,244,744)	$(8,239,449)
Remeasurement of common stock subject to possible redemption to redemption value	—	—	—	(1,678,896)	(1,678,896)
Net profit	—	—	—	1,371,589	1,371,589
Balance - March 31, 2023	5,295,000	5,295	—	(8,552,051)	(8,546,756)
Remeasurement of common stock subject to possible redemption to redemption value	—	—	—	306,736	306,736
Excise tax payable attributable to redemption of common stock	—	—	—	(1,590,376)	(1,590,376)
Net profit	—	—	—	532,117	532,117
Balance - June 30, 2023	5,295,000	$5,295	$—	$(9,303,574)	$(9,298,279)

Three and Six Months Ended June 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	5,295,000	$5,295	$—	$(6,268,241)	$(6,262,946)
Net loss	—	—	—	(540,145)	(540,145)
Balance - March 31, 2022	5,295,000	5,295	—	(6,808,386)	(6,803,091)
Remeasurement of common stock to redemption amount	—	—	—	(317,051)	(317,051)
Net loss	—	—	—	(102,419)	(102,419)
Balance - June 30, 2022	5,295,000	$5,295	—	$(7,227,856)	$(7,222,561)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net profit (loss)	$1,903,706	$(642,564)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Dividend earned from Trust Account	(3,352,139)	(314,170)
Changes in operating assets and liabilities:
Prepaid expenses - current	148,563	15,423
Prepaid expenses - non-current	—	148,563
Income tax receivable	(248,126)	—
Accrued expenses	(121,415)	491,809
Related party payable	101,013	60
Income tax payable	(584,234)	20,764
Franchise tax payable	(39,132)	(65,396)
Net cash used in operating activities	(2,191,764)	(345,511)
Cash Flows from Investing Activities:
Proceeds in connection with extension loan	(240,000)	—
Transfer from Trust Account	1,654,441	—
Redemption of Public Shares	159,045,944	—
Net cash provided by investing activities	160,460,385	—
Cash Flows from Financing Activities:
Proceeds from promissory note - related party	672,750	—
Redemption of Public Shares	(159,045,944)	—
Net cash used in financing activities	(158,373,194)	—
Net change in cash:	(104,573)	(345,511)
Cash - Beginning	106,226	661,776
Cash - Ending	$1,653	$316,265

Supplemental disclosure of non-cash financing activities:
Remeasurement of common stock subject to possible redemption to redemption value	$1,372,160	$317,051
Excise tax payable	$1,590,376	$—

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

As of June 30, 2023 the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Company initially had until April 25, 2023 to complete a Business Combination, which was extended by the Charter Amendment (as defined below). Following the Charter Amendment, the Company has until the Termination Date (as defined below) (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

On April 14, 2023, the Company filed an amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) in connection with the approval of the Extension Amendment Proposal. On April 21, 2023, the Company filed the Charter Amendment with the Delaware Secretary of State.

On April 14, 2023, at the extraordinary general meeting of shareholders in connection with the Extension, the holders of 15,395,704 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.33 per share, for an aggregate redemption amount of approximately $159.0 million, leaving approximately $53 million in the Trust Account. On June 28, 2023, the Company liquidated the cash held in the Trust Account and now holds the funds in an interest bearing demand deposit account until the earlier of the consummation of the Business Combination or liquidation.

In connection with the Extension Amendment Proposal, $240,000 was deposited in the Trust Account on April 21, 2023.

Liquidity and Going Concern

As of June 30, 2023, the Company had $1,653 in its operating bank account, and $54.98 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficiency of $2.62 million.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain other exceptions may apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

As of June 30, 2023, $1.6 million was incurred by the Company as excise tax expense in connection with the redemption of 15,395,704 shares of common stock previously held by public stockholders.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 3, 2023. The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company had $1,653 in cash as of June 30, 2023. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Held in Trust Account

At June 30, 2023 and December 31, 2022, the Company had approximately $54.98 million and $212.09 million, respectively, of assets held in the Trust Account in an interest-bearing demand deposit account and in trading securities respectively.

On April 14, 2023, stockholders of the Company holding 15,395,704 shares of the Company’s common stock exercised their right to redeem such shares for a pro rate portion of the funds in the Trust Account. As a result, approximately $159.0 million (or approximately $10.33 per share) was removed from the Trust Account to pay such holders on April 24, 2023. The Company has recorded a liability for estimated associated excise tax duty of to the amount of $1.59 million as of balance sheet date.

On June 28, 2023, the Company liquidated the cash held in the Trust Account and now holds the funds in an interest bearing demand deposit account until the earlier of the consummation of the Business Combination or liquidation.

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

As of June 30, 2023, and December 31, 2022, shares of common stock sold as part of the Units reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$207,000,000
Less:
Proceeds allocated to public warrants	(3,321,653)
Proceeds allocated to rights issue	(16,892,298)
Issuance cost of redeemable common stock	(10,763,962)
Plus:
Remeasurement of common stock subject to possible redemption to redemption value	36,067,785
Contingently redeemable common stock, December 31, 2022	212,089,872

Plus:
Remeasurement of common stock subject to possible redemption to redemption value	1,372,160
Stockholders redemption	(159,045,944)
Contingently redeemable common stock, June 30, 2023	$54,416,088

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

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Redeemable common stock
Numerator:
Net profit (loss) allocable to common stock subject to possible redemption	$192,037	$(81,557)	$1,315,601	$(511,678)
Denominator:
Weighted average shares outstanding, redeemable common stock	2,990,000	20,700,000	11,845,000	20,700,000
Basic and diluted net profit (loss) per share, redeemable common stock	$0.06	$(0.00)	$0.11	$(0.02)
Non-redeemable common stock
Numerator:
Net profit (loss) allocable to non-redeemable common stock	$340,080	$(20,862)	$588,105	$(130,886)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	5,295,000	5,295,000	5,295,000	5,295,000
Basic and diluted net profit (loss) per share, non-redeemable common stock	$0.06	$(0.00)	$0.11	$(0.02)

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

The Company recorded income tax expense of $682,949 based on activities through June 30, 2023.

The effective tax rate (ETR) from continuing operations was 29.01% and 26.40% for the three months and six months ended June 30, 2023.

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

Promissory Note — Related Party

In January 2023, the Company issued a promissory note with a principal amount of $73,250 (the “Note”) to the Sponsor. The Note is non-interest bearing and the principal balance of the Note is payable on the date on which the Company consummates its initial business combination. This Note will be forgiven, except to the extent that the Company has funds available to it, outside of the Trust Account established in connection with the Initial Public Offering.

On April 14, 2023, the Company filed the Charter Amendment in connection with the approval of the Extension Amendment Proposal. On April 21, 2023, the Company filed the Charter Amendment with the Delaware Secretary of State.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Promissory Note — Related Party (Continued)

On April 21, 2023, the Company issued an unsecured promissory note (the “Note 1”) to the Sponsor in the principal amount of $0.24 million in connection with the Charter Amendment.

Note 1 bears no interest and is due and payable upon the earlier of (a) the liquidation of the Company and (b) the closing date of the Business Combination. If the Business Combination is not consummated, the Note will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering.

On May 25, 2023, the Company issued an unsecured promissory note (the “Note 2”) to the Sponsor in the principal amount of $0.36 million.

Note 2 bears no interest and is due and payable upon the earlier of (a) the liquidation of the Company and (b) the closing date of the Business Combination. If the Business Combination is not consummated, the Note will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering.

As of June 30, 2023, $0.67 million was outstanding under promissory note - related party.

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

The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023, no Working Capital Loans were outstanding.

Related Party Payable

As of June 30, 2023, an amount of $0.24 million was payable to the Sponsor, consisting of filing fee of $60, accounting fees of $0.03 million, and professional fees of $8,513, paid on behalf of the Company and unpaid administrative support fees of $0.20 million.

As of December 31, 2022, an amount of $0.14 million was payable to the Sponsor, consisting of filing fee of $60, paid on behalf of the Company and unpaid administrative support fees of $0.14 million.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2023, the Company accrued $0.03 million for these services, and for the six months ended June 30, 2023, the Company has accrued $0.06 million. For the three months ended June 30, 2022, the Company accrued $0.03 million for these services, and for the six months ended June 30, 2022, the Company has accrued $0.06 million. These amounts are included in the operating costs on accompanying condensed statements of operations.

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

Advisory Agreement

Through June 30, 2023, the Company entered into an agreement with the M&A advisors (who also served as the Company’s underwriters during the Initial Public Offering) in connection with the evaluation, pursuit and conduct of one or more proposed transactions for a potential Business Combination (the “Advisory Agreement”). At balance sheet date, fees for the services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying balance sheets.

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

As of October 27, 2021, as a result of the underwriters’ full exercise of the over-allotment option, no share of common stock was available for forfeiture. As of June 30, 2023 and December 31, 2022, there were shares of 5,304,296 common stock issued and outstanding, excluding 20,700,000 shares of common stock that are subject to possible redemption at the option of the holders which accordingly are classified as temporary equity in the accompanying condensed balance sheets.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, no share of preferred stock was issued or outstanding.

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

At June 30, 2023 and December 31, 2022 respectively, assets held in the Trust Account were comprised of $54.98 million in an interest-bearing Demand Deposit Account and $212.09 million in money market funds which are invested primarily in U.S. Treasury Securities. Money market funds are a level 1 asset valued based upon quoted prices in active markets.

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy:

Description	Level	June 30, 2023	December 31, 2022
Assets:
U.S Treasury securities	1	$—	$212,089,872
		$—	$212,089,872

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On July 24, 2023, the Company issued an unsecured promissory note (the “Note”) to the Sponsor in the principal amount of $80,000 in connection with the Extension.

27

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

All activity through June 30, 2023 relates to our formation, the IPO, and search for a prospective business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2023, were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income or dividend income on cash held in the trust account after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net profit of $0.53 million, which consisted of dividend income of $1.09 million, franchise tax expense of $0.05 million and operating costs of $0.29 million.

For the three months ended June 30, 2022, we had a net loss of $0.10 million, which consisted of dividend income of $0.30 million, franchise tax expense of $0.05 million, income tax expense of $0.02 million and operating costs of $0.33 million.

For the six months ended June 30, 2023, we had a net profit of $1.90 million, which consisted of dividend income of $3.35 million, franchise tax expense of $0.10 million, income tax expense of $0.68 million and operating costs of $0.67 million.

For the six months ended June 30, 2022, we had a net loss of $0.64 million, which consisted of dividend income of $0.31 million, franchise tax expense of $0.10 million, income tax expense of $0.02 million and operating costs of $0.84 million.

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

As of June 30, 2023, we had cash of $1,653 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Support Agreement

Commencing on the effective date of the IPO, we have agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended June 30, 2023, the Company accrued $0.03 million for these services, and for the six months ended June 30, 2023, the Company has accrued $0.06 million. For the three months ended June 30, 2022, the Company accrued $0.03 million for these services, and for the six months ended June 30, 2022, the Company has accrued $0.06 million. These amounts are included in the operating costs on accompanying condensed statements of operations.

Advisory Agreement

Through June 30, 2023, the Company entered into an agreement with the M&A advisors (who also served as the Company’s underwriters during the Initial Public Offering) in connection with the evaluation, pursuit and conduct of one or more proposed transactions for a potential Business Combination (the “Advisory Agreement”). At balance sheet date, fees for the services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed balance sheets.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain other exceptions may apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

On April 14, 2023, the Company’s stockholders redeemed 15,395,704 Common Stock shares for a total of $159 million (or $10.33 per share). The Company evaluated the current status and probability of completing a Business Combination and determined that a contingent liability should be calculated and recorded. As of June 30, 2023, the Company recorded $1.59 million of excise tax liability calculated as 1% of shares redeemed.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), to allow timely decisions regarding required disclosure. Our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 4, 2023 and our Quarterly Report on Form 10-Q filed with the SEC on May 19, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Promissory Note dated April 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 21, 2023).
10.2	Promissory Note dated May 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 26, 2023).
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

Date: August 14, 2023	ACCRETION ACQUISITION CORP.
(Registrant)

	By:	/s/ Brad Morse
	Name:	Brad Morse
	Title:	Chief Executive Officer