Form 10-Q
period 2023-09-30
ACCRETION ACQUISITION CORP.
filed 2023-11-14
CIK 1855555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 14, 2023, 10,599,296 shares of common stock of the registrant were outstanding.

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

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	4
Condensed Statements of Operations for the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022 (unaudited)	5
Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022 (unaudited)	6
Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and for the nine months ended September 30, 2022 (unaudited)	7
Notes to Condensed Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Mine Safety Disclosures	33
Item 5. Other Information	33
Item 6. Exhibits	34

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCRETION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$409	$106,226
Prepaid expenses - current	17,238	241,314
Income tax receivable	230,236	—
Total Current Assets	247,883	347,540
Cash held in Trust Account	55,675,344	212,089,872
Total Assets	$55,923,227	$212,437,412

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities

Promissory note - related party	$950,676	$—
Accrued expenses	496,265	543,025
Related party payable	309,220	142,318
Income tax payable	—	584,234
Franchise tax payable	49,920	72,412
Excise duty payable	1,590,376	—
Total Current Liabilities	3,396,457	1,341,989
Deferred underwriting commission	7,245,000	7,245,000
Total Liabilities	10,641,457	8,586,989

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, $0.001 par value; 5,304,296 shares at $10.14 per share redemption value as of September 30, 2023 and 20,700,000 shares at $10.25 per share redemption value as of December 31, 2022	53,772,370	212,089,872

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,295,000 shares issued and outstanding	5,295	5,295
Additional paid-in capital	—	—
Accumulated deficit	(8,495,895)	(8,244,744)
Total Stockholders’ Deficit	(8,490,600)	(8,239,449)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$55,923,227	$212,437,412

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Operating costs	$255,075	$232,400	$920,559	$1,068,370
Franchise tax expense	50,000	50,000	150,000	150,000
Loss on operations	(305,075)	(282,400)	(1,070,559)	(1,218,370)
Other income:
Dividend received	580,426	945,302	3,932,565	1,259,472
Profit before provision for income taxes	275,351	662,902	2,862,006	41,102
Income tax expense	(111,390)	(188,013)	(794,339)	(208,777)
Net profit (loss)	$163,961	$474,889	$2,067,667	$(167,675)

Basic and diluted weighted average shares outstanding of redeemable common stock	1,478,571	20,700,000	7,838,603	20,700,000
Basic and diluted net profit (loss) per share, redeemable common stock	$0.02	$0.02	$0.16	$(0.01)
Basic and diluted weighted average shares outstanding of non-redeemable common stock	5,295,000	5,295,000	5,295,000	5,295,000
Basic and diluted net profit (loss) per share, non-redeemable common stock	$0.02	$0.02	$0.16	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

Three and Nine Months Ended September 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	5,295,000	$5,295	$—	$(8,244,744)	$(8,239,449)
Remeasurement of common stock subject to possible redemption to redemption value	—	—	—	(1,678,896)	(1,678,896)
Net profit	—	—	—	1,371,589	1,371,589
Balance - March 31, 2023	5,295,000	5,295	—	(8,552,051)	(8,546,756)
Remeasurement of common stock subject to possible redemption to redemption value	—	—	—	306,736	306,736
Excise duty in connection with redemption of redeemable shares	—	—	—	(1,590,376)	(1,590,376)
Net profit	—	—	—	532,117	532,117
Balance - June 30, 2023	5,295,000	5,295	—	(9,303,574)	(9,298,279)
Remeasurement of common stock subject to possible redemption to redemption value	—	—	—	643,718	643,718
Net profit	—	—	—	163,961	163,961
Balance - September 30, 2023	5,295,000	$5,295	$—	$(8,495,895)	$(8,490,600)

Three and Nine Months Ended September 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	5,295,000	$5,295	$—	$(6,268,241)	$(6,262,946)
Net loss	—	—	—	(540,145)	(540,145)
Balance - March 31, 2022	5,295,000	5,295	—	(6,808,386)	(6,803,091)
Remeasurement of common stock to redemption amount	—	—	—	(317,051)	(317,051)
Net loss	—	—	—	(102,419)	(102,419)
Balance - June 30, 2022	5,295,000	5,295	—	(7,227,856)	(7,222,561)
Remeasurement of common stock to redemption amount	—	—	—	(921,743)	(921,743)
Net profit	—	—	—	474,889	474,889
Balance - September 30, 2022	5,295,000	$5,295	$—	$(7,674,710)	$(7,669,415)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCRETION ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net profit (loss)	$2,067,667	$(167,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned from Trust Account	(3,932,565)	(1,259,472)
Changes in operating assets and liabilities:
Prepaid expenses - current	224,076	15,423
Prepaid expenses - non-current	—	224,076
Income tax receivable	(230,236)	—
Accrued expenses	(46,761)	498,429
Related party payable	166,902	90,060
Income tax payable	(584,234)	208,777
Franchise tax payable	(22,492)	(39,002)
Net cash used in operating activities	(2,357,642)	(429,384)
Cash Flows from Investing Activities:
Proceeds in connection with extension loan	(480,000)	—
Transfer from Trust Account	1,781,149	23,559
Redemption of Public Shares	159,045,944	—
Net cash provided by investing activities	160,347,093	23,559
Cash Flows from Financing Activities:
Proceeds from promissory note - related party	950,676	—
Redemption of Public Shares	(159,045,944)	—
Net cash provided by financing activities	(158,095,268)	—
Net change in cash:	(105,817)	(405,825)
Cash - Beginning	106,226	661,776
Cash - Ending	$409	$255,951

Supplemental disclosure of non-cash financing activities:
Remeasurement of common stock subject to possible redemption to redemption value	$728,442	$1,238,794
Excise tax payable	$1,590,376	$—

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

As of September 30, 2023 the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through September 30, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On April 14, 2023, at the extraordinary general meeting of shareholders in connection with the Extension, the holders of 15,395,704 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.33 per share, for an aggregate redemption amount of approximately $159.0 million, leaving approximately $53 million in the Trust Account. On June 28, 2023, the Company moved the remaining funds in an interest bearing demand deposit account until the earlier of the consummation of the Business Combination or liquidation.

In connection with the Extension Amendment Proposal, $240,000 was deposited in the Trust Account on April 21, 2023.

Liquidity and Going Concern

As of September 30, 2023, the Company had $409 in its operating bank account, and $55.68 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficiency of $3.15 million.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. The recent military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. Further, the impact of these actions and related sanctions on the world economy are not determinable as of the date of these financial statements. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2023, $1.6 million was incurred by the Company as excise tax expense in connection with the redemption of 15,395,704 shares of common stock previously held by public stockholders.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 3, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company had $409 in cash as of September 30, 2023. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023.

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Held in Trust Account

At September 30, 2023 and December 31, 2022, the Company had approximately $55.68 million and $212.09 million, respectively, of assets held in the Trust Account in an interest-bearing demand deposit account and in trading securities, respectively.

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

On June 28, 2023, the Company moved the remaining funds in an interest bearing demand deposit account until the earlier of the consummation of the Business Combination or liquidation.

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

The change in the carrying value of redeemable shares of common stock resulted in charges against accumulated deficit and additional paid-in capital.

As of September 30, 2023, and December 31, 2022, shares of common stock sold as part of the Units reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$207,000,000
Less:
Proceeds allocated to public warrants	(3,321,653)
Proceeds allocated to rights issue	(16,892,298)
Issuance cost of redeemable common stock	(10,763,962)
Plus:
Remeasurement of common stock subject to possible redemption to redemption value	36,067,785
Contingently redeemable common stock, December 31, 2022	212,089,872
Less:
Stockholders redemption	(159,045,944)
Plus:
Remeasurement of common stock subject to possible redemption to redemption value	728,442
Contingently redeemable common stock, September 30, 2023	$53,772,370

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

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Redeemable common stock
Numerator:
Net profit (loss) allocable to common stock subject to possible redemption	$35,790	$378,157	$1,234,057	$(133,521)
Denominator:
Weighted average shares outstanding, redeemable common stock	1,478,571	20,700,000	7,838,603	20,700,000
Basic and diluted net profit (loss) per share, redeemable common stock	$0.02	$0.02	$0.16	$(0.01)
Non-redeemable common stock
Numerator:
Net profit (loss) allocable to non-redeemable common stock	$128,171	$96,732	$833,609	$(34,154)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	5,295,000	5,295,000	5,295,000	5,295,000
Basic and diluted net profit (loss) per share, non-redeemable common stock	$0.02	$0.02	$0.16	$(0.01)

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

The Company recorded income tax expense of $794,339 based on activities through September 30, 2023.

Our effective tax rate (ETR) from continuing operations was 40.45% and 27.75% for the quarter and nine months ended September 30, 2023.

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

Promissory Note — Related Party

In January 2023, the Company issued a promissory note with a principal amount of $0.07 million (the “Note”) to the Sponsor. The Note is non-interest bearing and the principal balance of the Note is payable on the date on which the Company consummates its initial business combination. This Note will be forgiven, except to the extent that the Company has funds available to it, outside of the Trust Account established in connection with the Initial Public Offering.

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

Note 1 bears no interest and is due and payable upon the earlier of (a) the liquidation of the Company and (b) the closing date of the Business Combination. If the Business Combination is not consummated, Note 1 will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering.

On May 25, 2023, the Company issued an unsecured promissory note (the “Note 2”) to the Sponsor in the principal amount of $0.36 million.

Note 2 bears no interest and is due and payable upon the earlier of (a) the liquidation of the Company and (b) the closing date of the Business Combination. If the Business Combination is not consummated, Note 2 will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering.

On July 24, 2023, the Company issued an unsecured promissory note (the "Note 3") to the Sponsor in the principal amount of $0.08 million in connection with the Extension.

Note 3 bears no interest and is due and payable upon the earlier of (a) the liquidation of the Company and (b) the closing date of the Business Combination. If the Business Combination is not consummated, Note 3 will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering.

In August 2023, the Company issued an unsecured promissory note (the “Note 4”) to the Sponsor in the principal amount of $0.08 million in connection with the Extension, in addition of $0.04 million for the purposes of working capital.

Note 4 bears no interest and is due and payable upon the earlier of (a) the liquidation of the Company and (b) the closing date of the Business Combination. If the Business Combination is not consummated, Note 4 will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering.

On September 15, 2023, the Company issued an unsecured promissory note (the “Note 5”) to the Sponsor in the principal amount of $0.08 million in connection with the Extension.

Note 5 bears no interest and is due and payable upon the earlier of (a) the liquidation of the Company and (b) the closing date of the Business Combination. If the Business Combination is not consummated, Note 5 will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering.

As of September 30, 2023, $0.95 million was outstanding under promissory note - related party.

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

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023, no Working Capital Loans were outstanding.

Related Party Payable

As of September 30, 2023, an amount of $0.31 million was payable to the Sponsor, audit fees of $0.02 million, and professional fees of $0.02 million, paid on behalf of the Company and unpaid administrative support fees of $0.23 million.

As of December 31, 2022, an amount of $0.14 million was payable to the Sponsor, consisting of filing fee of $60, paid on behalf of the Company and unpaid administrative support fees of $0.14 million.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2023, the Company accrued $0.03 million for these services, and for the nine months ended September 30, 2023, the Company has accrued $0.09 million. For the three months ended September 30, 2022, the Company accrued $0.03 million for these services, and for the nine months ended September 30, 2022, the Company has accrued $0.09 million. These amounts are included in the operating costs on accompanying condensed statements of operations.

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

ACCRETION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES (Continued)

Advisory Agreement

Through September 30, 2023, the Company entered into an agreement with the M&A advisors (who also served as the Company’s underwriters during the Initial Public Offering) in connection with the evaluation, pursuit and conduct of one or more proposed transactions for a potential Business Combination (the “Advisory Agreement”). At balance sheet date, fees for the services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying balance sheets.

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

As of October 27, 2021, as a result of the underwriters’ full exercise of the over-allotment option, no share of common stock was available for forfeiture. As of September 30, 2023 and December 31, 2022, there were shares of 5,304,296 common stock issued and outstanding, excluding 20,700,000 shares of common stock that are subject to possible redemption at the option of the holders which accordingly are classified as temporary equity in the accompanying condensed balance sheets.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, no share of preferred stock was issued or outstanding.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023 by level within the fair value hierarchy:

Description	Level 1	September 30, 2023	December 31, 2022
Assets:
U.S Treasury securities	1	$—	$212,089,872
		$—	$212,089,872

NOTE 9 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On October 5, 2023, New Era Helium Corp. ("NEH") and the Company announced they have entered into a non-binding letter of intent (the "Letter of Intent") for a proposed business combination. NEH is expected to hold a majority interest in the equity, on a fully diluted basis, of the combined company at the closing of the Business Combination. NEH and the Company expect to announce additional details regarding the proposed Business Combination if a definitive business combination agreement is executed.

On October 19, 2023, the Company issued an unsecured promissory note (the “Note”) to the Sponsor in the principal amount of $80,000 in connection with the Extension.

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

All activity through September 30, 2023 relates to our formation, the IPO, and search for a prospective business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2023, were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income or dividend income on cash held in the trust account after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net profit of $0.16 million, which consisted of dividend income of $0.58 million, franchise tax expense of $0.05 million, income tax expense of $0.11 million and operating costs of $0.26 million.

For the three months ended September 30, 2022, we had a net profit of $0.48 million, which consisted of dividend income of $0.95 million, offset by franchise tax expense of $0.05 million, income tax expense of $0.19 million and operating costs of $0.23 million.

For the nine months ended September 30, 2023, we had a net profit of $2.07 million, which consisted of dividend income of $3.93 million, franchise tax expense of $0.15 million, income tax expense of $0.79 million and operating costs of $0.92 million.

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

As of September 30, 2023, we had cash of $409 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Support Agreement

Commencing on the effective date of the IPO, we have agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended September 30, 2023, the Company accrued $0.03 million for these services, and for the nine months ended September 30, 2023, the Company has accrued $0.06 million. For the three months ended September 30, 2022, the Company accrued $0.03 million for these services, and for the nine months ended September 30, 2022, the Company has accrued $0.09 million. These amounts are included in the operating costs on accompanying condensed statements of operations.

Advisory Agreement

Through September 30, 2023, the Company entered into an agreement with the M&A advisors (who also served as the Company’s underwriters during the Initial Public Offering) in connection with the evaluation, pursuit and conduct of one or more proposed transactions for a potential Business Combination (the “Advisory Agreement”). At balance sheet date, fees for the services performed were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed balance sheets.

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

On April 14, 2023, the Company’s stockholders redeemed 15,395,704 Common Stock shares for a total of $159 million (or $10.33 per share). The Company evaluated the current status and probability of completing a Business Combination and determined that a contingent liability should be calculated and recorded. As of September 30, 2023, the Company recorded $1.59 million of excise tax liability calculated as 1% of shares redeemed.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), to allow timely decisions regarding required disclosure. Our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 4, 2023, and our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The recent military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. Further, the impact of these actions and related sanctions on the world economy are not determinable as of the date of these financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Promissory Note dated July 24, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 24, 2023).
10.2	Promissory Note dated August 21, 2023 (Extension Note) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 22, 2023).
10.3	Promissory Note dated August 21, 2023 (Working Capital Note) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 22, 2023).
10.4	Promissory Note dated September 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 19, 2023).
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

Date: November 14, 2023	ACCRETION ACQUISITION CORP.
(Registrant)

	By:	/s/ Brad Morse
	Name:	Brad Morse
	Title:	Chief Executive Officer